Form 10-Q
period 1996-06-30
HEALTH SYSTEMS DESIGN CORP
filed 1996-08-09
CIK 1005697

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                                      FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1996

                                          OR

    Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the transition period from ___________ to ____________

                        Commission file number    0-27502
                                              ----------------
                          HEALTH SYSTEMS DESIGN CORPORATION
                (Exact name of registrant as specified in its charter)

         DELAWARE                                94-3235734
   (State or other Jurisdiction of     (I.R.S. Employer Identification Number)
    Incorporation or Organization)

                      1330 BROADWAY, OAKLAND, CALIFORNIA  94612
               (Address of principal executive offices)      (Zip code)

                                    (510) 763-2629
                 (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1932 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      -----    -----
The registrant had 6,429,881 shares of common stock outstanding as of June 30, 1996.

Exhibit index is located on page 11

                           HEALTH SYSTEMS DESIGN CORPORATION

                                        INDEX

PART I.    FINANCIAL INFORMATION                                          PAGE

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets -
              June 30, 1996 and September 30, 1995                          2

              Consolidated Statements of Operations -
              Three Months and Nine Months Ended June 30, 1996 and 1995     3

              Consolidated Statements of Cash Flows -
              Nine Months ended June 30, 1996 and 1995                      4

              Notes to Consolidated Financial Statements                    5


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     6

                            PART I.  FINANCIAL INFORMATION

                            Item 1.  Financial Statements

                          HEALTH SYSTEMS DESIGN CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS




                                                                          June 30,     September 30,
                                                                            1996           1995
                                                                        -------------   -------------
                                                                        (unaudited)
Current Assets:
  Cash and cash equivalents                                            $  17,023,247     $  149,218
  Accounts receivable, net of allowance for doubtful
   accounts of $75,000 and $50,000 in 1996 and 1995,
   respectively                                                            2,353,465      1,419,309
  Unbilled revenue                                                         1,602,072        650,204
  Prepaids                                                                   516,381         41,416
                                                                          ----------     ----------
    Total current assets                                                  21,495,165      2,260,147
                                                                          ----------     ----------

Property and equipment:
  Computer equipment                                                       1,951,010      1,049,607
  Office furniture and other                                                 585,309        442,517
                                                                          ----------     ----------
    Total property and equipment                                           2,536,319      1,492,124
Less:  Accumulated depreciation                                             (610,659)      (531,107)
                                                                          ----------     ----------
    Net property and equipment                                             1,925,660        961,017
                                                                          ----------     ----------
Deposits and other assets                                                     84,749        166,186
                                                                          ----------     ----------
Software development costs, net of accumulated
  amortization of  $318,321 and $155,507 in 1996 and 1995,
  respectively                                                               307,883        264,159
                                                                          ----------     ----------
    Total assets                                                       $  23,813,457   $  3,651,509
                                                                          ----------     ----------
                                                                          ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Line of credit                                                       $           -     $  508,427
  Current portion of notes payable                                                 -         94,004
  Current portion of capital lease obligations                                 5,560         26,904
  Accounts payable                                                           693,134        671,185
  Accrued liabilities                                                        533,355        214,589
  Unearned revenue                                                         1,729,141      1,564,505
  Advances from stockholder                                                        -        325,000
                                                                          ----------     ----------
    Total current liabilities                                              2,961,190      3,404,614
Notes payable, net of current portion                                              -        516,092
Capital lease obligations, net of current portion                                  -          3,505
                                                                          ----------     ----------
    Total liabilities                                                      2,961,190      3,924,211
                                                                          ----------     ----------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none outstanding at June 30, 1996;                                 -              -
    no shares authorized at September 30, 1995
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 6,429,881 shares issued and outstanding
    at June 30, 1996;  no par value, 8,000,000 shares
    authorized, 4,442,600 shares issued and outstanding
    at September 30, 1995                                                      6,430        247,165
  Additional paid-in capital                                              22,825,380              -
  Treasury stock, 2,053 shares                                               (28,500)             -
  Deferred compensation                                                      (62,979)       (78,795)
  Retained deficit                                                        (1,888,064)      (441,072)
                                                                          ----------     ----------
  Total stockholders' equity (deficit)                                    20,852,267       (272,702)
                                                                          ----------     ----------
    Total liabilities and stockholders' equity (deficit)               $  23,813,457   $  3,651,509
                                                                          ----------     ----------
                                                                          ----------     ----------



                          HEALTH SYSTEMS DESIGN CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                        Three months ended            Nine months ended
                                                          June 30,                     June 30,
                                                --------------------------    --------------------------
                                                    1996           1995          1996            1995
                                                ------------   ------------   ------------   ------------

Revenues:
  System sales                                  $ 2,752,282    $ 1,393,516    $ 6,945,238    $ 4,046,009
  Services and other                                446,662        367,078      1,298,748        872,965
                                               ------------   ------------   ------------   ------------
    Total revenues                                3,198,944      1,760,594      8,243,986      4,918,974
Cost of revenues                                    932,303        736,366      2,516,350      1,707,022
                                               ------------   ------------   ------------   ------------
    Gross margin                                  2,266,641      1,024,228      5,727,636      3,211,952
                                               ------------   ------------   ------------   ------------

Operating expenses:
  General and administrative                      1,047,653        489,235      2,572,303      1,455,982
  Sales and marketing                               771,503        360,069      1,869,255        782,278
  Product development                             1,078,026        477,804      2,574,604      1,246,901
                                               ------------   ------------   ------------   ------------
    Total operating expenses                      2,897,182      1,327,108      7,016,162      3,485,161
                                               ------------   ------------   ------------   ------------
    Loss from operations                           (630,541)      (302,880)    (1,288,526)      (273,209)
Interest, net                                       230,855        (13,752)      (158,466)       (43,669)
                                               ------------   ------------   ------------   ------------
    Loss before provision for
    income taxes                                   (399,686)      (316,632)    (1,446,992)      (316,878)
Benefit from income taxes                                 -         96,905              -         96,905
                                               ------------   ------------   ------------   ------------
Net loss                                        $  (399,686)   $  (219,727)  $ (1,446,992)   $  (219,973)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

Net loss per share                              $     (0.06)   $     (0.05)  $      (0.26)   $     (0.05)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------
Weighted average common and common
  equivalent shares outstanding                   6,672,699      4,762,039      5,535,900      4,758,237
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------



                           HEALTH SYSTEMS DESIGN CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                              Nine months ended
                                                                                    June 30,
                                                                          --------------------------
                                                                              1996            1995
                                                                          -----------     ----------
Operating Activities:
  Net loss                                                               $(1,446,992)    $ (219,973)
   Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
      Depreciation and amortization                                          400,128        205,206
      Gain on sale of asset                                                   (5,000)             -
      Amortization of deferred compensation                                   15,816              -
      Write off of debt discount                                             350,000              -
      Write off deferred income tax                                                -        (97,337)
      Changes in current assets and liabilities:
         Accounts receivable                                                (934,156)       849,726
         Unbilled revenue                                                   (951,868)      (299,055)
         Prepaids                                                           (474,965)         8,738
         Accounts payable                                                     21,949        381,788
         Accrued liabilities                                                 318,766        146,881
         Unearned revenue                                                    164,636       (603,340)
                                                                          ----------     ----------
           Net cash provided by (used in) operating activities            (2,541,686)       372,634
                                                                          ----------     ----------

Cash flows from investing activities:
  Purchases of property and equipment                                     (1,201,957)      (417,223)
  Proceeds from sale of property and equipment                                 5,000              -
  Capitalization of software development costs                              (206,538)      (238,526)
  Other assets                                                                81,437        (18,643)
                                                                          ----------     ----------
    Net cash used in investing activities                                 (1,322,058)      (674,392)
                                                                          ----------     ----------

Cash flows from financing activities:
  Borrowings from line of credit                                             450,000      1,964,572
  Payments under line of credit                                             (958,427)    (1,964,572)
  Borrowings from notes payable                                            1,500,000        400,000
  Payments under notes payable and capital leases                         (2,459,945)      (221,720)
  Proceeds from issuance of common stock, net of
    issuance costs                                                        21,722,965              -
  Proceeds from exercise of common stock options
    and warrants                                                             483,180          1,800
                                                                          ----------     ----------
    Net cash provided by financing activities                             20,737,773        180,080
                                                                          ----------     ----------
    Net increase (decrease) in cash                                       16,874,029       (121,678)
Cash and cash equivalents at beginning of period                             149,218        143,992
                                                                          ----------     ----------
Cash and cash equivalents at end of period                             $  17,023,247       $ 22,314
                                                                          ----------     ----------
                                                                          ----------     ----------

Supplemental disclosure of cash flow information:
  Interest paid                                                            $ 122,726     $   29,708
  Taxes paid                                                               $     800     $      800

Supplemental disclosure of noncash transactions:
  Cancellation of advances from stockholder through
    issuance of note payable                                               $ 500,000     $        -
  Warrants exercised for common stock                                      $ 475,000     $        -





                          HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year then ended September 30, 1995 included in the Company's Form S-1 Registration Statement, which was effective March 4, 1996.

2.  NET LOSS PER SHARE

    Net loss per common and common equivalent share is based on the weighted average number of common and common dilutive equivalent shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares include all common shares issued and options and warrants to purchase shares of common stock granted by the Company at a price less than the initial public offering price during the period March 16, 1995 through the initial public offering date (using the treasury stock method for options and warrants and based on the public offering price of $13.00 per share) as if they were outstanding for all periods presented prior to the initial public offering. Options granted by the Company prior to March 16, 1995 have been excluded in the calculation of common and common equivalent shares outstanding, since they would be antidilutive.

3.  INITIAL PUBLIC OFFERING

    On March 5, 1996, the Company sold 1,855,000 shares of its common stock through an initial public offering. As a result, the Company received net proceeds of $21,722,965. A portion of the proceeds were immediately used to retire short-term and long-term indebtedness to banks and other creditors. In connection with the repayment of the private placement notes payable of $2,000,000, the Company recorded a one-time, non-cash charge to interest expense of approximately $333,000 in the second quarter of fiscal 1996 to reflect the write-off of deferred interest. A $17,000 non-cash charge to interest expense was recorded in the first quarter of fiscal 1996. Also, in February, 1996, the Company reincorporated in the state of Delaware.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides managed care information systems software to healthcare organizations that use managed care techniques to deliver services, manage financial risk and control costs. The Company introduced its first internally financed and developed application, Diamond BBx, in fiscal 1992, followed by Diamond Client/Server and Diamond Objects in fiscal 1995 and Diamond QuickStart in fiscal 1996.

     The Company's revenues are derived from licensing Diamond BBx, Diamond Client/Server, Diamond QuickStart and Diamond Objects, providing the associated implementation, modification, support and consulting services, and, to a lesser extent, reselling third party products and hardware. License revenues are recognized on a percentage of completion basis based on the labor hours required to implement the system. Implementation, modification, support and consulting fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Third party software and hardware are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

     REVENUES

     Total revenues were $3,199,000 and $1,761,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 82%. Total revenues were $8,244,000 and $4,919,000 for the nine months ended June 30, 1996 and 1995, respectively, representing an increase of 68%. The growth in total revenues is attributable primarily to Diamond Client/Server implementations in progress during the periods, as revenues associated with Diamond BBx remained relatively constant in the comparable periods.

     The Company's relationship with Blue Cross and Blue Shield of Florida, which commenced in November, 1995, contributed approximately $1,363,000 in revenues for the quarter. The relationship with Shared Medical Systems (SMS) accounted for approximately $353,000 in revenues for the quarter, compared with approximately $335,000 in the comparable year earlier period.

     SYSTEM SALES. System sales revenues were $2,752,000 and $1,394,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 98%. System sales revenues were $6,945,000 and $4,046,000 for the nine months ended June 30, 1996 and 1995, respectively, representing an increase of 72%. Revenues associated with Diamond Client/Server sales were responsible for the majority of the increase in systems sales revenues, with significant increases in Diamond Client/Server license, implementation and modification fees.

     SERVICES AND OTHER. Services and other revenues were $447,000 and $367,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 22%. Services and other revenues were $1,299,000 and $873,000 for the nine months ended June 30, 1996 and 1995, respectively, representing an increase of 49%. Support fees continued to account for the majority of services and other revenues. The increase in services and other revenues was due primarily to the expansion of the installed base for Diamond BBx.

     COST OF REVENUES. Cost of revenues was $932,000 and $736,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 27%. Cost of revenues was $2,516,000 and $1,707,000 for the nine months ended June 30, 1996 and 1995, respectively, representing an increase of 47%. Cost of revenues increased in absolute terms primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. Cost of revenues declined from 42% of total revenues in the three months ended June 30, 1995, to 29% of total revenues in the three months ended June 30, 1996, although no long-term trend should be implied from this quarter to quarter comparison. The cost of revenues as a percentage of sales is dependent on the mix of license, service, and third party hardware and software revenues, and may fluctuate over time as these revenue sources fluctuate.

     OPERATING EXPENSES.

     GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,048,000 and $489,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 114%. General and administrative expenditures were $2,572,000 and $1,456,000 for the nine months ended June 30, 1996 and 1995, respectively, representing an increase of 77%. The increase in general and administrative expenses was due primarily to staff additions and investment in infrastructure to support the Company's expanded operations as well as fulfilling the obligations of being a public company. The Company expects general and administrative expenditures to increase as the Company continues to expand its operations.

     SALES AND MARKETING. Sales and marketing expenditures were $772,000 and $360,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 114%. Sales and marketing expenditures were $1,869,000 and $782,000 for the nine months ended June 30, 1996 and 1995, respectively, representing an increase of 139%. The Company continues to emphasize the expansion of its sales and marketing department to better address market demand for its products. Sales and marketing expenses as a percentage of revenues increased in the three months ended June 30, 1996 when compared to the corresponding period in 1995, primarily as a result of aggressive hiring of sales and marketing personnel. The increase in sales and marketing expenditures in nominal terms is expected to continue in the near future.

     PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $1,078,000 and $478,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of 126%. Product development expenditures, net of software capitalization, were $2,575,000 and $1,247,000 for the nine months ended June 30, 1996 and 1995, respectively, representing an increase of 106%. The Company capitalized $116,000 and $70,000 of product development costs in the three months ended June 30, 1996 and 1995, respectively, and $207,000 and $239,000 in the nine months ended June 30, 1996 and 1995, respectively. The increase in product development expenditures, net of capitalization, is due primarily to the continued development of Diamond Client/Server, including increased staffing and the hiring of technical consultants to assist such efforts. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

     INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, was $231,000 and $(14,000) for the three months ended June 30, 1996 and 1995, respectively. Interest income, net of interest expense, was $(158,000) and $(44,000) for the nine months ended June 30, 1996 and 1995, respectively.

     The Company recorded approximately $232,000 and $292,000 in interest income in the three months and nine months ended June 30, 1996, respectively, and had no interest income in the three and nine months ended June 30, 1995. The interest income was the result of the cash proceeds from the initial public offering completed on March 5, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $(2,542,000) and $373,000 in the nine months ended June 30, 1996 and 1995, respectively. In the nine months ended June 30, 1996, net cash used by operating activities consisted primarily of the net loss for the period and an increase in accounts receivable, unbilled revenues and prepaid expenses, partially offset by an increase in accrued liabilities. The increase in accounts receivable in the nine months ended June 30, 1996 was due primarily to both the execution of several contracts at the end of the period as well as an overall increase in the sales volume of the Company. The increase in accrued liabilities was due primarily to the accrual of royalties due third parties.

     Net cash used in investing activities was $1,322,000 and $674,000 in the nine months ended June 30, 1996 and 1995, respectively, and consisted primarily of purchases of computer equipment and furniture related to the increase in the number of employees of the Company.

     Net cash provided by financing activities was $20,738,000 and $180,000 in the nine months ended June 30, 1996 and 1995, respectively. In March 1996, the Company raised $21,722,965, net of offering costs, from its initial public offering of 1,855,000 shares of Common Stock. The Company has repaid certain of its short and long-term debt obligations with the proceeds of this offering, including $508,000 from Silicon Valley Bank through a long term note secured by the California State Guarantee Loan Program, $450,000 from Silicon Valley Bank through a credit line and $2,000,000 in notes issued in a private placement. The Company intends to use the remaining proceeds to fund the purchase of capital equipment and finance general working capital needs.

     As of June 30, 1996 and 1995, the Company had cash, and cash equivalents in the amounts of $17,023,000 and $22,000, respectively. The company believes that the proceeds from its recent public offering and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the Company's dependence on a single product line, the recent introduction of Diamond Client/Server, which is based on client/server technology, dependence of the Company's results of operations on its relationship with SMS, Blue Cross and Blue Shield of Florida, and other large customers, the variable nature of the Company's operating results, the length of the Company's sales cycle, the Company's dependence on key personnel, intense competition, and other risks described in the Company's Securities and Exchange filings.

                              PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

    (a)  Exhibits

         11.1    Statement re:  computation of earnings per share

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Health Systems Design Corporation


Date:  August 9, 1996             By: /s/ Richard C. Auger
                                      ----------------------------
                                     Richard C. Auger, Chairman and
                                     Chief Executive Officer

                                  By: /s/ Richard E. Malone
                                     -----------------------------
                                     Richard E. Malone,
                                     Chief Financial Officer

                           HEALTH SYSTEMS DESIGN CORPORATION
                                  INDEX TO EXHIBITS




EXHIBIT                                DESCRIPTION

 3.1    Certificate of Incorporation of the Registrant, as amended*
 3.2    By-laws of the Registrant*
 4.1    Specimen Common Stock Certificate*
10.1 Office building lease, dated February 24, 1994, as amended, for the Registrant's principal executive offices*
10.2    1994 Equity Incentive Plan*
10.3    1996 Omnibus Equity Incentive Plan*
10.4 Marketing Agreement dated January 31, 1994 between the Registrant and Shared Medical Systems Corporation*+
10.6    Promissory Note, dated May 31, 1995, issued by the Registrant to SVB*
10.7 Commercial Security Agreement, dated May 31, 1995, between the Registrant and SVB*
10.8 Commercial Guaranty, dated May 31, 1995, made by J. Matthew Mackowski for the benefit of SVB*
10.9 Commercial Guaranty, dated May 31, 1995, made by Catherine C. Roth for the benefit of SVB*
10.10 Commercial Guaranty, dated May 31, 1995, made by Richard C. Auger for the benefit of SVB*
10.11 Commercial Guaranty, dated May 31, 1995, made by David M. Roth for the benefit of SVB*
10.12 Business Loan Agreement, effective August 22, 1995, between the Registrant and SVB*
10.13   Promissory Note, dated August 15, 1995, issued by the Registrant to
        SVB*
10.14 Commercial Security Agreement, dated August 15, 1995, between the Registrant and SVB*
10.15 Loan Modification Agreement, dated January 4, 1996, to SVB Business Loan Agreement*
10.16 Promissory Note, dated May 6, 1994, issued by the Registrant to Wells Fargo Bank, National Association*
10.17 Note and Warrant Purchase Agreement dated December 14, 1995 between the Registrant and the Purchasers listed on Exhibit A thereto*
10.23 Advisory Agreement dated July 18, 1995 between the Registrant and Mackowski & Shepler*
10.24 Form of Indemnification Agreement between the Registrant and its directors and executive officers*
10.25   Registrant's 401(k) Plan, as amended*
10.26 License Agreement, dated March 25, 1996 between the Registrant and Blue Cross/Blue Shield of Florida*+
11.1    Computation of net loss per share
21.1    List of Subsidiaries*
23.1    Consent of Orrick, Herrington & Sutcliffe (included in Exhibit 5.1)*
23.2    Consent of Arthur Andersen LLP*
24.1    Powers of Attorney*

        _____

        *   Previously filed.
        + Confidential treatment has been granted with respect to portions of this exhibit..