Form 10-Q/A
period 1996-03-31
HEALTH SYSTEMS DESIGN CORP
filed 1996-08-12
CIK 1005697

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                  ------------------

                            FORM 10-Q/A AMENDMENT NUMBER 1

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                           Commission file number  0-27502
                                                  ---------

                          HEALTH SYSTEMS DESIGN CORPORATION
- - --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Delaware                                         38-1895876
- - --------------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

1330 Broadway Oakland, California                              94612
- - --------------------------------------------------------------------------------
Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (510) 763-2629
                                                    ----------------

                                 Not applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes (as to 1)  [X] No (as to 2)

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of March 31, 1996    6,408,621

                                                                    Form 10-Q/A
HEALTH SYSTEMS DESIGN CORPORATION                            Amendment Number 1

Item 6 of the Quarterly Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 is hereby amended in full as follows:


6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         EXHIBIT NO.              EXHIBIT

         10.26 License, Support and Services Agreements, dated March 25, 1996 between the Registrant and Blue Cross/Blue Shield of Florida.*

         11.1 Statement re: computation of earnings per share.



    (b)  No reports on Form 8-K were filed for the period being reported.





- - --------------------------
* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                                                    Form 10-Q/A
HEALTH SYSTEMS DESIGN CORPORATION                            Amendment Number 1

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HEALTH SYSTEMS DESIGN CORPORATION
                                     ---------------------------------------
                                                 Registrant


Dated:  August 12, 1996               /s/ Richard C. Auger
       --------------------          ---------------------------------------
                                     Richard C. Auger, Chairman of the Board
                                     and Chief Executive Officer

                                      /s/ Richard E. Malone
                                     ---------------------------------------
                                     Richard E. Malone, Chief Financial Officer

                                    EXHIBIT INDEX


     EXHIBIT NO.                        EXHIBIT                         PAGE NO.
     -----------                        -------                         --------
    10.26          License, Support and Services Agreements, dated March
                   25, 1996 between the Registrant and Blue Cross/Blue
                   Shield of Florida.*







- - --------------------------
* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.