Form 10-Q/A
period 1996-03-31
HEALTH SYSTEMS DESIGN CORP
filed 1996-09-10
CIK 1005697

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                  ------------------

                            FORM 10-Q/A AMENDMENT NUMBER 2

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
                                                  ---------

                          HEALTH SYSTEMS DESIGN CORPORATION
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Delaware                                         38-1895876
- --------------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

1330 Broadway Oakland, California                              94612
- --------------------------------------------------------------------------------
Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (510) 763-2629
                                                    ----------------

                                 Not applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report.)

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

                                                                    Form 10-Q/A
HEALTH SYSTEMS DESIGN CORPORATION                            Amendment Number 2

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

                                                                    Form 10-Q/A
HEALTH SYSTEMS DESIGN CORPORATION                            Amendment Number 2

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


Dated:  September 10, 1996            /s/ Richard C. Auger
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