Form 10-K
period 1996-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1996-12-27
CIK 1005697

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                      FORM 10-K

    ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                 OR

    (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ___________ to ____________

                     Commission file number 0-27502.

                         HEALTH SYSTEMS DESIGN CORPORATION
                (Exact name of registrant as specified in its charter)

        DELAWARE                                      94-3235734
State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

               1330 BROADWAY, OAKLAND, CALIFORNIA           94612
            (Address of principal executive offices)      (Zip code)

                                    (510) 763-2629
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class            Name of each exchange on which registered
           NONE                                        NONE

Securities registered pursuant to Section 12(g) of the Act:

                                COMMON STOCK
                              (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of November 29, 1996, 6,434,666 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $8.75.

Exhibit index is located on page 21

                                  PART I
ITEM 1.  BUSINESS

      OVERVIEW. Health Systems Design Corporation is a leading provider of managed care information systems software to payors and providers of managed care products and services. The Company's DIAMOND product line consists of DIAMOND 725B, DIAMOND 950C/S and DIAMOND 725Q, formerly known as DIAMOND BBx, DIAMOND Client/Server and DIAMOND Quick Start, respectively. The DIAMOND products manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management. DIAMOND 950C/S is one of the first core administrative client/server products offered to the managed care industry. HSD markets its products primarily through its direct sales force. In addition, the Company has a marketing relationship with Shared Medical Systems Corporation ("SMS"), a major supplier of information processing systems and services to health care organizations with total revenues in 1995 in excess of $650 million. SMS markets, implements and supports the DIAMOND products as its exclusive core administrative managed care solution.

      The DIAMOND products are UNIX-based software which operate on a variety of hardware platforms. While the products incorporate similar functionality, each is designed to meet the requirements of different types of managed care organizations. DIAMOND 725B provides a system for mid-size managed care organizations, whereas DIAMOND 950C/S, which employs an open system architecture and incorporates a graphical user interface and relational database, is designed for organizations seeking advanced technology, particularly larger organizations with high transaction requirements and more complex networks. The Company's most recent product, DIAMOND 725Q, provides a system for smaller managed care organizations which do not require all of the functionality of DIAMOND 725B. HSD provides its customers with implementation, training, modification, support and other services to ensure that its customers maximize the benefits of the Company's DIAMOND products. A significant portion of the Company's revenues are derived from providing these services to its customers.

      As a result of the industry shift toward managed care, the Company's marketing relationship with SMS and the Company's introduction of DIAMOND 950C/S and DIAMOND 725Q, the Company has experienced significant growth in its customer base. Of the Company's 82 customers at September 30, 1996, 27 were added during fiscal 1996.

      The Company was founded and incorporated in California in July 1988 to provide managed care information systems to payors and providers of managed care services. In February 1996, the Company was reorganized as a Delaware holding company. Unless the context otherwise requires, references in this Form 10-K to HSD and the Company include both Health Systems Design Corporation, a Delaware corporation, and its wholly-owned subsidiary, Health Systems Design Corp., a California corporation. The Company's principal executive offices are located at 1330 Broadway, Oakland, California 94612, and its telephone number is (510) 763-2629.

      Substantially all of the Company's operations are in one industry segment - developing and selling managed care information systems. Therefore, no separate industry segment information is presented.

      INDUSTRY BACKGROUND. As a result of the traditional fee-for-service model of payment for medical services, health care delivery costs in the United States have increased dramatically in recent years. Payors such as employers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), traditional indemnity insurers and third party administrators ("TPAs") are responding to these escalating health care costs by shifting, generally under capitated payment arrangements, a portion of the financial risk associated with the delivery of health care to providers such as physicians, hospitals and integrated health care delivery systems. This shift has caused providers to form groups or networks and to affiliate with independent practice associations ("IPAs"), management service organizations and physician hospital organizations, and has provided an impetus for consolidation among hospitals and resulted in the proliferation of integrated health care delivery systems. As a result, providers are being required to manage financial risk and enhance their understanding of treatment costs, variability of costs and cost control measures while demonstrating their ability to provide quality care. Demand has intensified for health care information systems for use by payors and providers that have assumed financial risk as pressure to control health care costs has increased.

      Information systems software, which manages complex benefit and risk plans and provides data to analyze cost-effective patterns of medical practice, has become integral to the operation of managed care organizations. Many of the existing payor and provider information systems were designed for a fee-for-service model of medical practice and reimbursement and incorporate older software and hardware technologies. These systems were focused on billing and claim payments rather than healthcare utilization and financial risk management. Today, managed care providers require information systems that are able to account for increasingly sophisticated capitation schemes, coordinate multiple contracts between payors and providers, maintain eligibility databases, incorporate electronic data interchange, use complex algorithms for utilization management and provide greater efficiency and improved service.

      PRODUCTS. The Company's DIAMOND product line consists of DIAMOND 725B (formerly known as DIAMOND BBx), DIAMOND 950C/S (formerly known as DIAMOND Client/Server) and DIAMOND 725Q (formerly known as DIAMOND Quick Start). The Company's DIAMOND products manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management. The DIAMOND products are UNIX-based and operate on a variety of hardware systems, enabling the Company to market them as flexible systems compatible with many of the hardware platforms favored by existing and potential customers.

                             DIAMOND MODULES

MODULE                          DESCRIPTION
--------------------------------------------------------------------------------
Members and Groups              Supports enrollment processes
                                Maintains eligibility, benefit and member-level
                                 provider assignment information

Electronic Data Interchange     Receives enrollment and claims data in
                                 electronic form
                                Allows batch processing of enrollment and
                                 claims data

Provider Contracting and
Network Management              Defines and manages multiple provider networks
                                 and affiliations, and specific provider
                                 reimbursement arrangements

Authorizations                  Processes referrals, authorizations and hospital
                                 precertifications
                                Interfaces with claims so that adjudication
                                 results can vary by authorization status

Claims Pricing and Adjudication Calculates price for services rendered
                                Applies benefits and eligibility information
                                Applies duplicate checking and other
                                 transaction logic
                                Interfaces with clinical editors

Capitation and Risk Pool
Management                      Calculates capitated reimbursement
                                Debits budgeted dollars or funds with
                                 utilization
                                Applies stoploss limits

Accounts Payable                Supports claims and capitation payables plan
                                Generates full 1099 reporting

Premium Billing and Accounts    Supports premium billing and in-bound
Receivable                       capitation

Reporting                       Generates standard utilization and cost
                                 reporting
                                Includes correspondence generation
                                Supports AD HOC reporting

Customer Service                Tracks communication and correspondence
                                 between a health plan and its customers

Medicaid and Medicare
Interfaces                      Interfaces to federal and state governments
                                 for eligibility information
                                Manages capitated reimbursement for providers
                                 with Medicare contracts and Medicaid contracts

      DIAMOND 725B is the Company's initial internally developed managed care information system. Introduced in 1992, DIAMOND 725B is designed to address the needs of a wide spectrum of payor and provider organizations. The functionality provided by DIAMOND 725B supports the critical operational tasks of managed health care organizations ranging from start-up companies to mid-sized mature companies seeking an established managed care information system that is cost effective and easy to support.

      DIAMOND 950C/S was released in 1995 as an information system for large managed care organizations and for other managed care organizations demanding advanced technologies. DIAMOND 950C/S employs an open system architecture and incorporates the Oracle relational database, PowerBuilder application development tools and a Microsoft Windows graphical user interface. The advantages of DIAMOND 950C/S include broad scalability, a high degree of information access using Structured Query Language ("SQL") reporting tools, and a wide range of architectural options in deploying system resources across geographically dispersed organizations, centralized processing, and other topologies. The Windows-compliant front-end provides DIAMOND 950C/S with the advantages of Microsoft's Windows technology.
The Company believes that DIAMOND 950C/S represents a significant advantage for those organizations that are positioning themselves to respond to a data-driven health care environment. DIAMOND 950C/S can be integrated with other products in a two-tier or three-tier architecture and incorporates SQL accessibility and application program interfaces. Its capitation function supports cascading capitation and multi-layered risk fund arrangements, increasingly required by sophisticated managed care organizations.

      DIAMOND 725Q, released in 1996, offers an entry-level system solution for start up managed care organizations. With all standard files pre-defined, DIAMOND 725Q offers a shorter implementation timeframe, simplified system set-up, and an emphasis on user and operations training. It provides an opportunity for organizations to make a smaller initial investment that will be protected when the organization migrates to other DIAMOND products as it grows.

      License fee levels for the Company's direct customers are determined by the number of users, with customers paying additional license and support fees as the number of licensed users increases. The Company's direct customers pay minimum license fees of $192,000, $320,000 and $85,000 for DIAMOND 725B, DIAMOND 950C/S and DIAMOND 725Q, respectively.
Actual license fees can be substantially higher depending on the number of concurrent system users.

      IMPLEMENTATION, SERVICES AND SUPPORT. IMPLEMENTATION. HSD's implementation services consist primarily of analysis of the hardware, software, interfaces, networking, data conversion and personnel needs of its customers, installation and testing of the software and detailed, client-specific training at the customers' sites. Implementation of DIAMOND 725B and DIAMOND 725Q range from three to six months. DIAMOND
950C/S implementations are nine to twelve months in duration.

TRAINING PROGRAM. HSD provides a comprehensive training program to its customers. Training classes are offered primarily through in-house facilities at the Company's headquarters in Oakland, California and in Atlanta, Georgia.

SUPPORT. To ensure the most effective use of its products, HSD requires each of its direct customers to enter into a minimum 24-month support contract with the Company. The Company's software support services include scheduled software releases, telephone and dial-up support and on-site reviews. All software licensed by SMS to end-users pursuant to the SMS Agreement is typically installed and supported by SMS. HSD provides training services to SMS to enable SMS personnel to offer software support services to its customers.

MODIFICATIONS. Because systems requirements of managed care organizations vary, some clients request specific modifications to the standard DIAMOND product. HSD provides these modification services to its clients for an additional fee. Modifications requested by clients are typically incorporated in the standard DIAMOND product.

      SALES AND MARKETING. HSD markets its products primarily through its direct sales force. In addition, the Company has a marketing relationship with SMS. As of September 30, 1996, the Company's direct sales force consisted of twelve account executives and two regional sales managers located in the Company's Oakland, California; Atlanta, Georgia and Oak Brook, Illinois offices, all under the direction of the Company's Vice President, Sales and Marketing. In addition to this sales force, HSD employs an 18-person marketing, sales support and product specialist team. To increase market share in other segments not fully addressed by HSD directly, the Company is also seeking to develop additional strategic relationships.

      The sales cycle typically ranges from four to nine months and consists of several steps which include initial contact and lead qualification, site visits, response to requests for proposals, analysis of business requirements, preparation of final bid and contract negotiations. Members of HSD's engineering, implementation and client support departments assist the Company's direct sales force in making presentations to, and preparing comprehensive proposals for potential customers. To support the Company's sales efforts, HSD conducts a variety of programs intended to market and position its product line and services. These programs include trade journal advertising, direct mailings, public relations activities and trade show participation.

      RELATIONSHIP WITH SMS. In January 1994, the Company entered into the SMS Agreement, under which SMS markets, implements and supports the Company's products to the SMS customer base. SMS has the worldwide, exclusive right to market and license the DIAMOND products to its clients, other than certain payor organizations. SMS also has the worldwide, non-exclusive right to market and license the Diamond products to provider organizations. The SMS Agreement has an initial term of five years and provides for automatic renewal for successive two year periods unless either party provides prior written notice of termination not less than one year prior to the end of the then-current term.

      During the term of the SMS Agreement, (i) HSD has agreed not to enter into a marketing agreement for the DIAMOND products with any SMS competitor and (ii) SMS has agreed not to develop a managed care application, or license any managed care software from any third-party, that has the same or substantially similar functionality as the DIAMOND products.

      During fiscal 1996 and 1995, approximately 11% and 25%, respectively, of the Company's total revenues were generated by SMS. All of the customers generated by SMS in fiscal 1995 and some of the customers generated in fiscal 1996 represented licenses that had been prepaid at a discounted rate under the terms of the SMS Agreement. For those licenses which were not prepaid, SMS will pay the Company a percentage of the license fee charged to the end-user. SMS must also pay HSD a percentage of all support fees paid to SMS by its end-users.

      CUSTOMERS. The Company's customers include HMOs, PPOs, integrated delivery systems, health insurance companies, TPAs and managed Medicaid and Medicare risk plans.

      The following chart, showing the total number of customers added by the Company and SMS in each of the last six fiscal years, illustrates the growing diversity of the current customers for the Company's DIAMOND products:

                        FISCAL   FISCAL   FISCAL   FISCAL   FISCAL   FISCAL
CUSTOMER                 1991     1992     1993     1994     1995     1996      TOTAL
--------                ------   ------   ------   ------   ------   ------     -----
HMOs                       _       1        1         6        _        7         15
Provider organizations     _       _        1         1        8       13         23
PPOs                       1       _        _         2        4        2          9
TPAs                       _       2        3         2        4        0         11
Managed Medicaid and
 Medicare risk plans       _       _        3         6       10        5         24

    Total systems          1       3        8        17       26       27         82

      PRODUCT DEVELOPMENT. To date, the Company has concentrated its product development efforts on DIAMOND 725B, DIAMOND 950C/S and DIAMOND 725Q. The Company has used object-oriented technologies that simplify the development, maintenance and customization of its products. At September 30, 1996, the Company had 46 employees in the engineering department, which is responsible for product development and technical services. During fiscal 1996, 1995 and 1994, the Company's product development expenses were approximately $3,443,000, $1,811,000, and $874,000, respectively. In most cases, product enhancements and modifications funded by customers are subsequently incorporated into the

Company's products. To the extent that customers continue to request complex custom enhancements, it may become increasingly difficult to meet these requests and maintain standardized product releases. Although to date the Company has been successful in accommodating customer requests for enhancements while maintaining a standard product line, there can be no assurance that it will be able to do so in the future.

      The Company intends to continue to invest in product development and expects that its product development expenses will continue to increase. The Company's product development plans include (i) enhancing system reporting capabilities with additional pre-programmed reports and new AD HOC reporting packages, including an executive information system and a supporting data warehouse, (ii) exploring the application of new technologies, such as image processing, multi-dimensional databases for executive information systems and high speed communication capabilities and (iii) increasing the functionality of the DIAMOND products and developing additional interfaces with third-party software to target specific market segments. There can be no assurance that any product development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.

      COMPETITION. The market for managed care information systems is highly competitive, and the Company expects competition to intensify in the future. The Company faces direct competition from a number of companies that offer similar systems, such as AMISYS Managed Care Systems, Inc., Computer Science Corporation, Erisco (a division of The Dun & Bradstreet Corporation), Resource Information Management Systems, EDS and Health Systems Integration, Inc. (a subsidiary of The Compucare Company). HSD also faces competition from companies offering products with less advanced functionality to the lower-end of the market, such as Fred Rothenberg & Associates, Mariner, Physmark, QMACS and Sunquest. In addition, the Company competes with in-house systems developed by large managed care organizations. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. HSD competes on the basis of functionality, technology, product quality, product features (scalability, flexibility, performance and ease of use), price, customer service and support. In the future, additional competitors could enter the market, including providers of information systems to other segments of the health care industry, and compete with the Company. Most of the Company's sales are derived from competitive procurement processes managed directly by sophisticated clients or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

      INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS. The Company currently relies on a combination of trade secret and copyright laws, software security measures, license agreements and nondisclosure agreements to establish and protect its proprietary rights. The Company currently has no domestic or foreign patents or patent applications pending. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's software products and technology without authorization. The Company's practice of providing its customers with the source code to the Company's software may increase this risk. In addition, the Company cannot be certain that others will not develop substantially equivalent or superior proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees and consultants or any license agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

      The Company is not aware that any of its products infringes the proprietary rights of third parties. Nonetheless, there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products and that such claims or proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which events could have a material adverse effect on the Company's business, operating results and financial condition. As the number of software products in the industry increases and the functionality of these products further overlaps, the

Company believes that software developers may become increasingly subject to infringement claims. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all.

      EMPLOYEES. As of September 30, 1996, the Company employed 139 people on a full-time basis, including 46 in engineering, 33 in sales and marketing, 11 in client support, 26 in client services and 23 in administration and finance. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

      EXECUTIVE OFFICERS OF THE COMPANY. The executive officers of the Company and their ages as of September 30, 1996, are as follows:

NAME                   AGE  POSITION
----                   ---  --------
Richard C. Auger       52   Chief Executive Officer and Chairman of the Board
Catherine C. Roth      46   President, Chief Operating Officer, Secretary and
                             Director
Richard E. Malone      31   Vice President, Finance and Chief Financial Officer

      Richard C. Auger, a co-founder of the Company, has been Chief Executive Officer and Chairman of the Board of the Company since August 1988. In addition, Mr. Auger served as President of the Company from August 1988 to January 1996. Prior to joining the Company, Mr. Auger was founder and president of Worth, Auger & Associates, one of the first managed care systems companies. Mr. Auger holds a B.A. and an M.A. degree in Economics from the University of California, Davis.

      Catherine C. Roth, a co-founder of the Company, has served as President of the Company since January 1996, Chief Operating Officer of the Company since April 1994 and Secretary and a Director of the Company since 1988. In addition, Ms. Roth served as Executive Vice President of the Company from 1988 to January 1996. Prior to joining the Company, Ms. Roth was Director, Client Services at Worth, Auger & Associates. Ms. Roth holds a B.A. degree from Oakland University and an M.P.P. degree from the University of California, Berkeley.

      Richard E. Malone has served as Chief Financial Officer of the Company since February 1994. From June 1992 to February 1994, Mr. Malone was Finance Manager of the Company. Mr. Malone worked as senior consultant specializing in health care information systems for Andersen Consulting from August 1987 to August 1990. Mr. Malone holds a B.A. degree in Economics from Harvard University and an M.B.A. degree from the University of California, Berkeley.

ITEM 2. PROPERTIES

      The Company's principal administrative, sales, marketing, customer support and research and development facility is located in approximately 28,500 square feet of office space in Oakland, California. This facility is leased to the Company under a lease that expires in October 1999. The Company also has branch offices in Atlanta, Georgia and Oak Brook, Illinois. The Company believes its facilities are adequate for its current operations.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock commenced trading on the NASDAQ National Market on March 5, 1996 under the symbol HSDC. The following table presents the high and low closing sale prices for the Company's common stock as reported by the NASDAQ National Market.

Fiscal 1996                                High               Low
-----------                               ------             ------
Second Quarter (from March 5, 1996)       19 3/4             13 3/4
Third Quarter                             21 1/2             13
Fourth Quarter                            16 3/8              9 1/2

As of November 29, 1996, there were approximately 61 holders of record of the Company's common stock.

The Company has never paid cash dividends, currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data presented below have been derived from the Company's financial statements.

                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                              1996      1995       1994       1993      1992
                                                           ---------  ---------  ---------  --------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
     System sales                                          $ 10,639    $  5,560   $  4,513   $  2,180   $  1,512
     Services and other                                       1,813       1,217        520        214        156
                                                           ---------   ---------  ---------  ---------  ---------
          Total revenues                                     12,452       6,777      5,033      2,394      1,668
Cost of revenues                                              3,699       2,538      1,667        844        643
                                                           ---------   ---------  ---------  ---------  ---------
Gross margin                                                  8,753       4,239      3,366      1,550      1,025
                                                           ---------   ---------  ---------  ---------  ---------
Operating expenses:
     General and administrative                               3,806       2,147     1,575         858        543
     Sales and marketing                                      2,750       1,059       706         473        214
     Product development                                      3,444       1,811       874         172        152
                                                           ---------   ---------  ---------  ---------  ---------
          Total operating expenses                           10,000       5,017     3,155       1,503        909
                                                           ---------   ---------  ---------  ---------  ---------
          Income (loss) from operations                      (1,247)       (778)      211          47        116
Interest, net                                                    40         (72)      (42)        (42)       (29)
                                                           ---------   ---------  ---------  ---------  ---------
          Income (loss) before provision for income taxes    (1,207)       (850)      169           5         87
Benefit (provision) for income taxes                             (1)          97       (4)         (1)       (21)
                                                           ---------   ---------  ---------  ---------  ---------
          Income (loss) before cumulative effect of
            change in accounting for income taxes            (1,208)       (753)      165           4         66
Cumulative effect of change in accounting
    for income taxes                                              0           0       (32)          0          0
                                                           ---------   ---------  ---------  ---------  ---------
Net income (loss)                                          $ (1,208)   $   (753)  $   133    $      4   $     66
                                                           =========   =========  =========  =========  =========
Net income (loss) per share                                $  (0.21)   $  (0.16)  $  0.03    $      -   $    0.02
                                                           =========   =========  =========  =========  =========
Weighted average shares outstanding                           5,737       4,760     4,756       4,756       4,247


                                                                                  SEPTEMBER 30,
                                                              1996      1995       1994       1993      1992
                                                           ---------  ---------  ---------  --------  ---------
                                                                                 (IN THOUSANDS)
Balance Sheet Data:
Working capital (deficit)                                  $ 18,168    $ (1,145)  $  (101)   $   83     $  202
Total assets                                                 23,757       3,652     2,686     1,262        828
Short-term borrowings                                             4         954       627       311        110
Long-term borrowings                                              -         520       147       100        163
Total stockholders' equity (deficit)                         21,112        (273)      477       344        331

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company was founded in July 1988 to provide managed care information systems software to health care organizations that use managed care techniques to deliver services, manage financial risk and control costs. Since inception, the Company has invested substantially all of its operating cash flow in product and business development. The Company introduced its first internally developed product, DIAMOND 725B (formerly known as DIAMOND
BBx), in fiscal 1992, followed by DIAMOND 950C/S (formerly known as DIAMOND Client/Server) in fiscal 1995 and DIAMOND 725Q (formerly known as DIAMOND Quick Start) in fiscal 1996.

      The Company's revenues to date have been derived from licensing the DIAMOND products, providing the associated implementation, modification, support and consulting services, and, to a lesser extent, reselling third-party software and hardware. Software licenses typically are granted on a perpetual basis, although the Company may also grant multi-year, non-cancelable term licenses. License fees are determined according to the number of users licensed. HSD requires each of its direct customers to enter into a minimum 24-month support contract with the Company. From time to time, customers request that the Company provide third-party hardware in connection with system sales. Such sales of third-party hardware accounted for less than 1%, 3%, and 9% of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively.

      The Company expects that license fee and service revenues associated with DIAMOND 725B, DIAMOND 950C/S and DIAMOND 725Q will account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's financial performance will depend largely on the continued growth in demand for operational managed care information systems and the tools to implement such systems.

      License revenues are recognized on a percentage of completion basis based on the labor hours required to implement the system. The length of the implementation process depends on factors outside of the Company's control, including customers' ability to allocate internal resources to the installation process and, with respect to certain customers, the need to obtain necessary governmental approvals. In addition, substantially all of the Company's license agreements may be terminated under certain circumstances. The termination of license agreements could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company is unable to predict accurately the amount of revenues it expects to recognize from license fees in any particular period. Implementation, modification and support fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Third-party software and hardware fees are typically billed and recognized as revenues when delivered to the customer.

      In fiscal 1994, the Company entered into a marketing agreement with SMS. Pursuant to this agreement, SMS prepaid the first 30 software licenses for resale. As of September 30, 1996, all 30 licenses have been executed.
For these 30 licenses, the Company recognized DIAMOND 725B license fees when a DIAMOND 725B contract between SMS and the end-user was executed, and will recognize DIAMOND 950C/S license fees upon successful implementation of the system at the site of an SMS end-user. For SMS sales after the 30th sale, the Company recognizes revenues ratably over the term of the license agreement between SMS and the end-user, which term typically extends five to seven years. The SMS relationship accounted for 11%, 25% and 21% of total revenues in fiscal 1996, 1995 and 1994, respectively.

      The Company capitalizes software costs for internally developed software. These costs relate primarily to the development of either new products or significant enhancements to existing products which enable the products to penetrate new markets. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The capitalized costs are amortized on a straight-line basis over the estimated useful lives (not exceeding three years), commencing when each product or significant enhancement is available to the market.

RESULTS OF OPERATIONS

      The following table sets forth, for the fiscal periods indicated, certain statement of operations data expressed as a percentage of total revenues:

                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                -------------------------------
                                                   1996      1995       1994
                                                ---------  ---------  --------
Revenues:
   System sales                                    85.4%     82.0%      89.7%
   Services and other                              14.6      18.0       10.3
                                                ---------  ---------  --------
      Total revenues                              100.0     100.0      100.0
Cost of revenues                                   29.7      37.4       33.1
                                                ---------  ---------  --------
Gross margin                                       70.3      62.6       66.9
                                                ---------  ---------  --------
Operating expenses:
   General and administrative                      30.6      31.8       31.3
   Sales and marketing                             22.1      15.6       14.0
   Product development                             27.6      26.7       17.4
                                                ---------  ---------  --------
      Total operating expenses                     80.3      74.1       62.7
      Income (loss) from operations               (10.0)    (11.5)       4.2
Interest expense, net                               0.3      (1.0)      (0.8)
                                                ---------  ---------  --------
      Income (loss) before provision for
        income taxes                               (9.7)    (12.5)       3.4
Benefit (provision) for income taxes                 --       1.4         --
                                                ---------  ---------  --------
      Income (loss) before cumulative effect
        of change in accounting for income
        taxes                                      (9.7)    (11.1)       3.4
Cumulative effect of change in accounting
 for income taxes                                    --        --       (0.8)
                                                ---------  ---------  --------
Net income (loss)                                  (9.7)%   (11.1)%      2.6%
                                                =========  =========  ========

REVENUES

      Total revenues were $12,452,000, $6,777,000 and $5,033,000 in fiscal
1996, 1995 and 1994, respectively, representing increases of 84% from fiscal 1995 to fiscal 1996 and 35% from fiscal 1994 to fiscal 1995. The growth in total revenues is attributable primarily to DIAMOND 950C/S, as revenues from DIAMOND 725B remained relatively constant. The Company's relationship with Blue Cross and Blue Shield of Florida, which commenced in November 1995, accounted for revenues of $4,156,000 in fiscal 1996. The SMS marketing relationship accounted for revenues of $1,402,000, $1,722,000 and $1,031,000 in fiscal 1996, 1995 and 1994, respectively. License fees per customer increased as the Company expanded product functionality and licensed its products to customers with a greater number of end-users.

SYSTEM SALES. System sales revenues were $10,639,000, $5,560,000 and $4,513,000 in fiscal 1996, 1995 and 1994, respectively, representing increases of 91% from fiscal 1995 to fiscal 1996 and 23% from fiscal 1994 to fiscal 1995. Revenues associated with reselling third-party software and hardware represented 5%, 11% and 9% of total revenues in fiscal 1996, 1995 and 1994, respectively, of which revenues associated with sales of third-party hardware represented 0.3%, 3% and 7% in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, DIAMOND 725B accounted for 34% of systems sales revenues, DIAMOND 950C/S accounted for 64% of system sales revenues, and DIAMOND 725Q accounted for 2% of systems sales revenue. Revenues associated with DIAMOND 950C/S sales were responsible for the majority of the increase in systems sales revenues, with significant increases in DIAMOND 950C/S license, implementation and modification fees. The Company expects that DIAMOND 950C/S will continue to represent a significant portion of systems sales revenues over the next several years due to the higher systems sales revenues per client associated with sales of DIAMOND 950C/S. As a result, the Company's financial performance will depend largely on the market acceptance of DIAMOND 950C/S.

System sales revenues consist of license fees for the Company's products, implementation and modification fees, and revenues associated with reselling third-party software and hardware.

SERVICES AND OTHER.  Services and other revenues were $1,813,000,
$1,217,000 and $520,000 in fiscal 1996, 1995 and 1994, respectively, representing increases of 49% from fiscal 1995 to fiscal 1996 and 134% from fiscal 1994 to fiscal 1995. Support fees continued to account for the majority of services and other revenues. The increase in services and other revenues was due primarily to the expansion of the installed base for Diamond 725B. Services and other revenues are comprised of system support, consulting and training revenues.

COST OF REVENUES. The cost of revenues was $3,699,000, $2,538,000 and $1,667,000 in fiscal 1996, 1995 and 1994, respectively, representing increases of 46% from fiscal 1995 to fiscal 1996 and 52% from fiscal 1994 to fiscal 1995. Cost of revenues increased in absolute terms primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. The cost of system sales as a percentage of total revenues is dependent upon the mix of license, service and third-party software and hardware revenues, and may fluctuate over time as the mix of total system sales revenues changes. The cost of system sales consists of expenses directly related to sales of software licenses, associated implementation, modification services and third party hardware and software.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $3,806,000, $2,147,000 and $1,575,000 in fiscal 1996, 1995 and 1994, respectively, representing increases of 77% from fiscal 1995 to fiscal 1996 and 36% from fiscal 1994 to fiscal 1995. The increase in general and administrative expenditures was due primarily to staff additions and infrastructure to support the Company's expanded operations as well as fulfilling the requirements of being a public company. The Company believes that the level of general and administrative expenses will continue to increase as the Company expands its staff to support a larger client base. General and administrative expenses include the salaries and benefits associated with general management, finance and administration, as well as costs associated with recruiting and facilities.

SALES AND MARKETING. Sales and marketing expenditures were $2,750,000, $1,059,000 and $706,000 in fiscal 1996, 1995 and 1994, respectively, representing increases of 160% from fiscal 1995 to fiscal 1996 and 50% from fiscal 1994 to fiscal 1995. The increase in sales and marketing expenses was attributable to the growth of the Company's sales force, associated support personnel and increased marketing and promotional activities. During fiscal 1996, HSD aggressively expanded its direct sales force and enhanced its marketing capabilities. Sales and marketing expenses primarily include the salaries and benefits of the Company's direct sales force and the cost of product marketing, advertising, travel and product literature.

PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization costs, were $3,444,000, $1,811,000 and $874,000 in fiscal 1996, 1995 and 1994, respectively, representing increases of 90% from fiscal 1995 to fiscal 1996 and 107% from fiscal 1994 to fiscal 1995. The increase in product development expenditures, net of software capitalization costs, was attributable to significant costs associated with the DIAMOND 950C/S development effort, including increased staffing and the hiring of independent technical consultants to assist such efforts. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future. The Company capitalized $277,000, $314,000 and $57,000 in product development costs in fiscal 1996, 1995 and 1994, respectively. Product development expenses primarily include the salaries and benefits associated with the product development staff as well as an allocation of indirect costs.

INTEREST INCOME (EXPENSE), NET

      Interest income, net of interest expense, was $40,000, ($71,000) and ($41,000) in fiscal 1996, 1995 and 1994, respectively. The Company recorded approximately $508,000 in interest income in fiscal 1996, and had no interest income in fiscal 1995 and 1994. The interest income in fiscal 1996 was the result of the cash proceeds from the initial public offering completed in March, 1996, offset by an increase in interest expense, due primarily to a non-cash charge of approximately $350,000 associated with the repayment of $2,000,000 of Notes issued by the Company in December 1995. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities. Interest expense consists primarily of interest on short and long term debt and capital leases.

INCOME TAXES

      The Company's benefit (provision) for income taxes was ($1,000), $97,000 and $(4,000) in fiscal 1996, 1995 and 1994, respectively. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," whereby income taxes are accounted for under the liability method. For financial reporting purposes, a valuation allowance at September 30, 1996 of approximately $807,000 has been recorded to offset the deferred tax assets recognized under SFAS 109. A 100% valuation allowance has been established given that the Company has historically not achieved significant levels of profitability.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

      The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" beginning October 1, 1996. The Company is also required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" beginning October 1, 1996. The Company believes the adoption of these pronouncements will not have a material impact on the financial statements of the Company taken as a whole.

LIQUIDITY AND CAPITAL RESOURCES

      In March 1996, the Company completed an initial public offering of its common stock, raising $21,723,000 net of expenses. Net cash provided by (used in) operating activities was ($3,472,000), $306,000 and $293,000 in fiscal 1996, 1995, and 1994, respectively. Net cash provided by operating activities in fiscal 1994 consisted primarily of an increase in unearned revenue offset by an increase in accounts receivable. In fiscal 1995, net cash provided by operating activities consisted primarily of an increase in unearned revenue and accounts payable offsetting the net loss for the year. Net cash used in operating activities in fiscal 1996 consisted primarily of the net loss for the year and an increase in accounts receivable, unbilled revenues and prepaid expenses, partially offset by an increase in accrued liabilities. The increase in accounts receivable in fiscal 1996 was due primarily to both the execution of several contracts at the end of the period as well as an overall increase in the sales volume of the Company. The increase in accrued liabilities was due primarily to the accrual of royalties due third parties.

      Net cash used in investing activities was $2,180,000, $1,004,000 and $333,000 in fiscal 1996, 1995, and 1994, respectively, and consisted primarily of acquisitions of computer equipment and furniture, as well as the capitalization of software development costs. The investment in computer equipment and furniture was directly related to the increase in the number of employees and the acquisition of computers for software development. Cash used for capitalized software development costs increased from approximately $57,000 in fiscal 1994 to $314,000 in fiscal 1995 and $277,000 in fiscal 1996 as a result of the relative increase in overall research and development costs and slight changes in the amount of research and development capitalized.

      Net cash provided by financing activities was $20,752,000, $703,000 and $165,000 in fiscal 1996, 1995 and 1994, respectively. Financing activities consisted primarily of capital lease payments, lines of credit, stockholder loans, a $500,000 long-term note in fiscal 1995, $2,000,000 in Notes in fiscal 1996 and an initial public offering of the Company's common stock in fiscal 1996.

      As of September 30, 1996, 1995 and 1994, the Company had cash in the amount of $15,254,000, $149,000 and $144,000.

      The Company believes that available funds and cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following, as well as other risks which are described in the Company's other filings with the Securities and Exchange
Commission:

DEPENDENCE UPON SINGLE PRODUCT LINE. The Company derives substantially all of its revenues from licensing its DIAMOND software products and providing the associated implementation, modification, support and consulting services to its customers. The Company intends to broaden its product line through the development and introduction of new products and through product acquisitions. However, there can be no assurance that the Company will be able to broaden its product line successfully, and any factor adversely affecting the market for any of the Company's current products could have a material adverse effect on the Company's business, financial condition and results of operations.

MARKET ACCEPTANCE, IMPLEMENTATION AND SUPPORT OF DIAMOND 950C/S (formerly known as DIAMOND Client/Server). In fiscal 1996, the Company introduced DIAMOND 950C/S, which is based on client/server technology. The market for information systems based on client/server technology is continuing to evolve and the success of DIAMOND 950C/S is dependent in part upon the market acceptance of managed care information systems using client/server technology. Although initial customer implementation of DIAMOND 950C/S began in fiscal 1995, DIAMOND 950C/S was not used in live production by the Company's customers until the second quarter of fiscal 1996. Therefore, there can be no assurance that these customers will not experience operational or technical problems which could result in the termination of customer contracts. The Company faces greater challenges in installing and supporting DIAMOND 950C/S because of the complexity of client/server technology. Prior to DIAMOND 950C/S, the Company had limited experience in installing and supporting products with client/server technology and there can be no assurance that the Company can obtain the necessary resources to install and support DIAMOND 950C/S in an efficient, cost effective and competitive manner. The failure of DIAMOND 950C/S to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

VARIABILITY OF OPERATING RESULTS; LENGTH OF SALES CYCLES. The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the number and timing of systems sales, the relatively large dollar amounts of customer contracts, the length of the sales cycles and delays in the implementation process. The Company has typically experienced sales cycles of four to nine months. As a result, the Company's results of operations are subject to significant fluctuations and its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to reduce spending or to compensate for any failure to meet sales forecasts or receive anticipated revenues could magnify the adverse impact of such events on the Company's operating results. Further, the commencement of one or more major implementations could generate a large increase in revenues and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenues and net income in other periods. The Company's ability to complete implementation of its systems and recognize revenues is dependent on certain factors outside the control of the Company, including its customers' ability to allocate internal resources to the implementation process and, with respect to certain customers, the need to obtain necessary governmental approvals. In addition, substantially all of the Company's license agreements may be terminated under certain circumstances upon 30 to 120 days notice. In the second quarter of fiscal 1994 and the second quarter of fiscal 1996, the Company experienced terminations of license agreements. The termination of license agreements could result in the refund of license fees and could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT DEVELOPMENT AND ENHANCEMENT. The market for the Company's products is characterized by frequent new product introductions and enhancements, rapid technological advances and rapid changes in customer requirements and preferences. Accordingly, the Company's future success will depend on its ability to enhance its existing products and to develop and market new products on a timely basis that respond to evolving customer requirements, achieve market acceptance and keep pace with technological developments. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such products or enhancements, that its software will not contain errors that would delay product introduction, shipment or implementation, or that any such new products or enhancements will be accepted by the market. Because the Company's products are important to the successful operation of its customers' managed care organizations, errors or delays in product development and enhancement may have a material adverse effect on the continued market acceptance of the Company's products and may expose the Company to claims from customers and third parties.

RELATIONSHIP WITH SHARED MEDICAL SYSTEMS. In January 1994, the Company entered into an agreement under which SMS markets, implements and supports the Company's DIAMOND products to the SMS customer base (the "SMS Agreement"). During fiscal 1996, approximately 11% of the Company's total revenues were generated by SMS. There can be no assurance that SMS will continue to sell the DIAMOND products successfully, or that SMS will be able to provide the level of service and support required to maintain its customer base. The initial term of the SMS Agreement will continue through January 1999 with automatic renewals for successive two year periods unless either party provides prior written notice of termination not less than one year prior to the end of the then-current term. SMS has the right to terminate the SMS Agreement prior to its expiration in the event of a material breach of the SMS Agreement by the Company or under certain other circumstances. The termination of the SMS Agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH. The Company is currently experiencing a period of rapid growth and expansion which has placed, and will continue to place, a significant strain on the Company's managerial, technical, financial and other resources. The Company's growth has resulted in an increase in the level of responsibility for both existing and new management personnel. The Company has sought to manage its current and anticipated growth through the recruitment of additional management, sales and marketing and technical personnel, and through continued enhancement of internal systems and controls. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. The Company's future performance is substantially dependent upon the retention of key senior management, sales and marketing and technical personnel, particularly Richard C. Auger, its Chief Executive Officer, and Catherine C. Roth, its President and Chief Operating Officer. The Company's success will also depend on its ability to attract, retain and motivate highly skilled managerial, sales and marketing, and technical personnel, including project managers, software programmers and systems architects skilled in the environments in which the Company's products operate. Competition for such personnel in the software and information services industries is intense and is likely to remain so for the foreseeable future. The loss of one or more of its key management, sales and marketing and technical personnel or the inability to attract, retain and motivate other qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION. The market for managed care information systems is highly competitive. The Company's competitors vary in the size, scope and breadth of the products and services they offer. There can be no assurance that competitors will not develop or offer products with superior functionality, including client/server technology, or that other features of competitive products will not be preferred by the Company's customers. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. In the future, additional competitors could enter the market, including providers of information systems to other segments of the health care industry, and compete with the Company. Most of the Company's sales are derived from competitive procurement processes managed directly by sophisticated clients or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON MANAGED CARE INDUSTRY. All of the Company's revenues in fiscal 1996 and 1995 were derived from the sale of software products and services to payors and providers that offer managed care products and services. The Company's success is dependent on continued demand for software and related services in that industry. The Company's growth is therefore dependent on the growth of that industry. Consolidation in the managed care industry could have a material adverse effect on the Company, due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquiror that uses a different managed care information system. The Company believes that the commercial value and appeal of its products may be adversely affected if the current health care financing and reimbursement system were to be materially changed. Legislative or market-driven reforms could have unpredictable effects on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS. The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential software incorporated in its products. The Company currently relies on a combination of trade secret and copyright laws, software security measures, license agreements and nondisclosure agreements to establish and protect its proprietary rights. However, there can be no assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions do not prevent independent third-party development of competitive technology or products. The Company's practice of providing its customers with the source code to the Company's software may increase the risk of unauthorized use of such software. Any infringement or misappropriation of the Company's proprietary software could adversely affect the Company's ability to retain and attract new clients in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense to enforce the Company's proprietary rights.

      The Company is not aware that any of its products infringes the proprietary rights of third parties. Nonetheless, there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products and that such claims or proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all.

RECENT LOSSES; ACCUMULATED DEFICIT; STOCKHOLDERS' DEFICIT. The Company incurred net losses of approximately $1,208,000 and $753,000 for the fiscal years ended September 30, 1996 and 1995, respectively. As of September 30, 1996, the Company had an accumulated deficit of approximately $1,649,000. The Company has yet to achieve significant levels of profitability and there can be no assurance that the Company will be profitable in the future.

RISKS OF ACQUISITIONS. The Company intends to grow in part through acquisitions of complementary products, technologies and businesses. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to integrate the acquired products, technologies or businesses effectively. There can be no assurance that the Company will be successful in acquiring or integrating any such products, technologies or businesses or that any such acquisition will enhance the Company's business.

PRODUCT LIABILITY. While the Company's products primarily provide operational functions, they also provide applications that relate to patient medical information. Any failure by the Company's products to provide accurate information could result in product liability claims against the Company by its customers or their patients. A product liability claim brought against the Company could result in expensive litigation and could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE. Prior to March 5, 1996, there was no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained or that the market price of the Common Stock will not decline below its current price. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in quarterly results of operations, announcements of new products or acquisitions by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors. The market price of the Common Stock may be significantly affected by factors such as announcements of new products by the Company's competitors, as well as variations in the market conditions in the medical cost containment or software industries in general. The market price may also be affected by movements in prices of equity securities in general.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements:                                                     Page
                                                                          ----
Report of Independent Public Accountants                                   F-1

Consolidated Balance Sheets as of September 30, 1996 and 1995              F-2

Consolidated Statements of Operations for the fiscal years ended
 September 30, 1996, 1995 and 1994                                         F-3

Consolidated Statements of Stockholders' Equity for
 the fiscal years ended September 30, 1996, 1995 and 1996                  F-4

Consolidated Statements of Cash Flows for the fiscal years ended
 September 30, 1996, 1995 and 1994                                         F-5

Notes to Consolidated Financial Statements                                 F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference from the information set forth under the captions, "Election of Directors" and "Section 16(a) Information" of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held March 3, 1997. See also Item 1 above.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the information set forth under the caption, "Compensation of Executive Officers," of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held March 3, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference from the information set forth under the caption, "Ownership of Management and Principal Stockholders," of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 3, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the information set forth under the captions, "Compensation Committee Interlocks and Insider Participation" and "Transactions With the Company," of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 3, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  See Index to Consolidated Financial Statements at Item 8. of this report.

  EXHIBIT      DESCRIPTION
  -------      -----------
    3.1        Certificate of Incorporation of the Registrant, as amended
               (Incorporated by reference from Exhibit 3.1 to Registration
               Statement No. 333-0094)
    3.2        By-laws of the Registrant (Incorporated by reference from
               Exhibit 3.2 to Registration Statement No. 333-0094)
    4.1        Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-0094)
   10.1        Office building lease, dated February 24, 1994, as amended, for the Registrant's principal executive offices (Incorporated by reference from Exhibit 10.1 to Registration Statement
               No. 333-0094)
   10.2        1994 Equity Incentive Plan (Incorporated by reference from
               Exhibit 3.1 to Registration Statement No. 333-0094)*
   10.3        1996 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-0094)*
   10.4        Marketing Agreement dated January 31, 1994 between the
               Registrant and Shared Medical Systems Corporation
               (Incorporated by reference from Exhibit 10.4 to Registration
               Statement No. 333-0094)+
   10.6        Promissory Note, dated May 31, 1995, issued by the Registrant to SVB (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-0094)
   10.7        Commercial Security Agreement, dated May 31, 1995, between the
               Registrant and SVB (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-0094)
   10.8        Commercial Guaranty, dated May 31, 1995, made by J. Matthew
               Mackowski for the benefit of SVB (Incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-0094)
   10.9        Commercial Guaranty, dated May 31, 1995, made by Catherine C.
               Roth for the benefit of SVB (Incorporated by reference from Exhibit 10.9 to Registration Statement No. 333-0094)
   10.10       Commercial Guaranty, dated May 31, 1995, made by Richard C.
               Auger for the benefit of SVB (Incorporated by reference from Exhibit 10.10 to Registration Statement No. 333-0094)
   10.11       Commercial Guaranty, dated May 31, 1995, made by David M. Roth for the benefit of SVB (Incorporated by reference from Exhibit 10.11 to Registration Statement No. 333-0094)
   10.12       Business Loan Agreement, effective August 22, 1995, between the
               Registrant and SVB (Incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-0094)
   10.13       Promissory Note, dated August 15, 1995, issued by the Registrant to SVB (Incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-0094)
   10.14       Commercial Security Agreement, dated August 15, 1995, between the Registrant and SVB (Incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-0094)
   10.15       Loan Modification Agreement, dated January 4, 1996, to
               SVB Business Loan Agreement (Incorporated by reference from
               Exhibit 10.15 to Registration Statement No. 333-0094)
   10.16       Promissory Note, dated May 6, 1994, issued by the Registrant to Wells Fargo Bank, National Association (Incorporated by reference from Exhibit 10.16 to Registration
               Statement No. 333-0094)
   10.17       Note and Warrant Purchase Agreement dated December 14, 1995 between the Registrant and the Purchasers listed on Exhibit A thereto (Incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-0094)
   10.23       Advisory Agreement dated July 18, 1995 between the Registrant and Mackowski & Shepler (Incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-0094)
   10.24       Form of Indemnification Agreement between the Registrant and its directors and executive officers (Incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-0094)
   10.25       Registrant's 401(k) Plan, as amended (Incorporated by reference from Exhibit 10.25 to Registration Statement No. 333-0094)
   10.26       License Agreement, dated March 25, 1996 between the Registrant and Blue Cross/Blue Shield of Florida (Incorporated by reference from Exhibit 10.26 to Registration Statement No. 333-0094)+
   11.1        Computation of net loss per share
   21.1        List of Subsidiaries
   23.1        Consent of Arthur Andersen LLP

+ Confidential treatment has been granted with respect to portions of this exhibit.

* Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

(c) See attached Exhibit Index.

(d) The following financial statement schedules are filed as part of this report on page S-2.

               Schedule II - Valuation of Qualifying Accounts

    All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Health Systems Design Corporation


                                          By:  /s/ RICHARD C. AUGER
                                             --------------------------------
                                             Richard C. Auger,
                                             Chairman and Chief Executive
                                             Officer

                                          Date: 12/27/96


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                DATE             NAME & TITLE
      ---------                ----             ------------

/s/ RICHARD C. AUGER          12/27/96     Richard C. Auger, Chairman and
__________________________   __________    Chief Executive Officer
                                          (principal executive officer)

/s/ CATHERINE C. ROTH         12/27/96
__________________________   __________   Catherine C. Roth, Director


/s/ RICHARD E. MALONE         12/27/96    Richard E. Malone, Chief Financial
__________________________   __________   Officer (principal fnancial officer
                                          and accounting officer)

/s/ J. MATTHEW MACKOWSKI      12/27/96
__________________________   __________   J. Matthew Mackowski, Director


/S/  ARTHUR M. SOUTHAM, M.D.  12/27/96
__________________________   __________   Arthur M. Southam, M.D., Director

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Health Systems Design Corporation:

      We have audited the accompanying consolidated balance sheets of Health Systems Design Corporation (a Delaware corporation) and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of oper-ations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Design Corporation and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 of Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP


Oakland, California
November 8, 1996

                               HEALTH SYSTEMS DESIGN CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                          1996            1995
                                                                      -------------   -------------
Current Assets:
   Cash and cash equivalents                                          $ 15,254,042    $    149,218
   Accounts receivable, net of allowance for
   doubtful accounts of
   $100,000 and $50,000 at September 30, 1996 and 1995,
  respectively                                                           3,661,984       1,419,309
   Unbilled revenue                                                      1,469,533         650,204
   Prepaid expenses                                                        427,586          41,416
                                                                      ------------    ------------
         Total current assets                                           20,813,145       2,260,147
                                                                      ------------    ------------

Property and equipment:
   Computer equipment                                                    2,454,204       1,049,607
   Office furniture and other                                              865,725         442,517
                                                                      -------------   -------------
         Total property and equipment                                    3,319,929       1,492,124
Less:  Accumulated depreciation                                           (765,203)       (531,107)
                                                                      -------------   -------------
         Net property and equipment                                      2,554,726         961,017
Deposits and other assets                                                   83,211         166,186

Software development costs, net of accumulated
  amortization of  $390,508 and $155,507 at
  September 30, 1996 and 1995, respectively                                305,970         264,159
                                                                      -------------   -------------
         Total assets                                                 $ 23,757,052    $  3,651,509
                                                                      =============   =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Line of credit                                                       $      -      $   508,427
    Current portion of notes payable                                            -           94,004
    Current portion of capital lease obligations                             3,505          26,904
    Accounts payable                                                       693,269         671,185
    Accrued liabilities                                                    746,358         214,589
    Unearned revenue                                                     1,201,913       1,564,505
    Advances from stockholder                                                   -          325,000
                                                                      -------------   -------------
         Total current liabilities                                       2,645,045       3,404,614
Notes payable, net of current portion                                           -          516,092
Capital lease obligations, net of current portion                               -            3,505
                                                                      -------------   -------------
         Total liabilities                                               2,645,045       3,924,211
                                                                      -------------   -------------
Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 1,000,000 shares
           authorized, none outstanding                                         -                -
   Common stock, $.001 par value, 20,000,000 shares
          authorized, 6,433,766 shares issued at
          September 30, 1996; 4,442,600 shares issued
          and outstanding at September 30, 1995                              6,434         247,165
   Additional paid-in capital                                           22,842,130              -
   Treasury stock, 2,054 shares                                            (28,500)             -
   Deferred compensation                                                   (59,039)        (78,795)
   Retained deficit                                                     (1,649,018)       (441,072)
                                                                      -------------   -------------
   Total stockholders' equity (deficit)                                 21,112,007        (272,702)
                                                                      -------------   -------------
          Total liabilities and stockholders' equity (deficit)        $ 23,757,052     $ 3,651,509
                                                                      =============   =============

                 The accompanying notes are an integral part of these statements

                             HEALTH SYSTEMS DESIGN CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------
                                                    1996           1995           1994
                                                ------------   ------------   ------------
Revenues:
   System sales                                 $ 10,639,298   $  5,560,022   $  4,512,578
   Services and other                              1,812,528      1,217,215        520,454
                                                ------------   ------------   ------------
        Total revenues                            12,451,826      6,777,237      5,033,032
Cost of revenues                                   3,699,316      2,537,892      1,667,257
                                                ------------   ------------   ------------
        Gross margin                               8,752,510      4,239,345      3,365,775
                                                ------------   ------------   ------------
Operating expenses:
    General and administrative                     3,805,863      2,147,239      1,574,666
    Sales and marketing                            2,749,946      1,059,165        706,283
    Product development                            3,443,301      1,810,897        874,274
                                                ------------   ------------   ------------
        Total operating expenses                   9,999,110      5,017,301      3,155,223
                                                ------------   ------------   ------------
        Income (loss) from operations             (1,246,600)      (777,956)       210,552
Interest income (expense), net                        39,454        (71,335)       (41,302)
                                                ------------   ------------   ------------
        Income (loss) before provision for
          income taxes                            (1,207,146)      (849,291)       169,250
Benefit (provision) from income taxes                   (800)        96,537         (3,578)
                                                ------------   ------------   ------------
Income (loss) before cumulative effect of
   change in accounting for income taxes          (1,207,946)      (752,754)       165,672
Cumulative effect of change in accounting
    for income taxes                                       -              -        (32,530)
                                                ------------   ------------   ------------
Net income (loss)                               $ (1,207,946)  $   (752,754)  $    133,142
                                                ============   ============   ============
Net income (loss) per share                     $      (0.21)  $      (0.16)  $       0.03
                                                ============   ============   ============
Weighted average common and common
    equivalent shares outstanding                  5,737,504      4,759,635      4,756,347
                                                ============   ============   ============

               The accompanying notes are an integral part of these statements

                        HEALTH SYSTEMS DESIGN CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                          ADDITIONAL                                     RETAINED        TOTAL
                                               COMMON      PAID-IN           DEFERRED     TREASURY       EARNINGS     STOCKHOLDERS'
                                SHARES          STOCK      CAPITAL         COMPENSATION     STOCK        (DEFICIT)  EQUITY (DEFICIT)
                              ------------  ------------ -------------     ------------  -----------  ------------  ----------------
Balance, September 30, 1993     4,432,000    $  165,189   $        -       $      -       $      -     $   178,540   $    343,729
Net income                            -                            -              -              -         133,142        133,142
                              ------------  ------------ -------------     ------------  -----------  ------------  ----------------
Balance, September 30, 1994     4,432,000       165,189            -              -              -         311,682        476,871
Exercise of common stock
  options                          10,600         3,181            -              -              -             -            3,181
Grant of stock options                -          78,795            -          (78,795)           -             -              -
Net loss                              -             -              -              -              -        (752,754)      (752,754)
                              ------------  ------------ -------------     ------------  -----------  ------------  ----------------
Balance, September 30, 1995     4,442,600       247,165            -          (78,795)           -        (441,072)      (272,702)
Issuance of warrants to
  purchase common stock               -             -          350,000            -              -             -          350,000
Excersice of warrants to
  purchase common stock            95,000            95        474,905            -              -             -          475,000
Exercise of common stock
  options                          43,220            43         57,387            -                            -           57,430
Amortization of deferred
  compensation                        -             -           (3,996)        19,756            -             -           15,760
Initial public offering,
  net of issuance costs         1,855,000         1,855     21,721,110            -              -             -       21,722,965
Transfer of par value upon
  reincorporation                              (242,724)       242,724                                                        -
Purchase of treasury stock         (2,054)          -              -              -          (28,500)          -          (28,500)
Net loss                              -             -              -              -                     (1,207,946)    (1,207,946)
                              ------------  ------------ -------------     ------------  -----------  ------------ ----------------
Balance, September 30, 1996     6,433,766    $    6,434   $ 22,842,130     $  (59,039)    $  (28,500)  $(1,649,018)  $ 21,112,007
                              ------------  ------------ -------------     ------------  -----------  ------------ ----------------
                              ------------  ------------ -------------     ------------  -----------  ------------ ----------------


         The accompanying notes are an integral part of these statements

                                  HEALTH SYSTEMS DESIGN CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------------------------
                                                                          1996           1995           1994
                                                                      ------------   ------------   ------------
Cash flows from operating activities:
   Net Income (loss)                                                  $(1,207,946)   $  (752,754)   $   133,142
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Cumulative effect of change in accounting principle                      -              -         32,530
       Depreciation and amortization                                      630,085        337,717        167,101
       Gain on sale of asset                                               (2,975)             -              -
       Amortization of deferred compensation                               15,760              -              -
       Deferred taxes                                                           -        (97,337)         2,768
       Write off of debt discount                                         350,000              -              -
       Changes in current assets and liabilities:
         Accounts receivable                                           (2,242,675)       248,696     (1,010,148)
         Unbilled revenue                                                (819,329)      (567,503)        83,841
         Prepaids                                                        (386,170)        24,297         (7,927)
         Accounts payable                                                  22,084        474,290        119,464
         Accrued liabilities                                              531,769        135,204        (82,207)
         Unearned revenue                                                (362,592)       503,589        854,870
                                                                      ------------   ------------   ------------
         Net cash provided by (used in) operating activities           (3,471,989)       306,199        293,434
                                                                      ------------   ------------   ------------
Cash flows from investing activities:
   Purchases of property and equipment                                 (2,019,119)      (570,989)      (255,356)
   Proceeds from sale of property and equipment                            33,301         15,494             -
   Capitalization of software development costs                          (276,812)      (314,041)       (56,755)
   Deposits and other assets                                               82,975       (134,052)       (20,692)
                                                                      ------------   ------------   ------------
       Net cash used in investing activities                           (2,179,655)    (1,003,588)      (332,803)
                                                                      ------------   ------------   ------------
Cash flows from financing activities:
   Borrowings from line of credit                                         450,000        508,427        250,335
   Payments under line of credit                                         (958,427)      (500,000)             -
   Borrowings from notes payable                                        1,500,000        514,420              -
   Payments under notes payable and capital lease obligations          (2,162,000)      (148,413)       (85,592)
   Proceeds from issuance of common stock, net of issuance costs       21,722,965              -              -
   Advances from stockholder                                              175,000        325,000              -
   Purchase of treasury stock                                             (28,500)             -              -
   Proceeds from exercise of common stock options and warrants             57,430          3,181              -
                                                                      ------------   ------------   ------------
         Net cash provided by financing activities                     20,756,468        702,615        164,743
                                                                      ------------   ------------   ------------
         Net increase in cash                                          15,104,824          5,226        125,374
Cash and cash equivalents at beginning of year                            149,218        143,992         18,618
                                                                      ------------   ------------   ------------
Cash and cash equivalents at end of year                              $15,254,042    $   149,218    $   143,992
                                                                      ============   ============   ============
Supplemental disclosure of cash flow information:
     Interest paid                                                    $   105,965    $    69,735    $    51,978
     Taxes paid                                                       $      800     $     2,454    $       800

Supplemental disclosure of noncash transactions:
     Purchase of equipement under capital lease obligations
       and notes payable                                              $        -     $         -    $    198,758
     Warrants exercised in exchange for cancellation
       of notes payable                                               $   475,000    $         -    $         -
     Deferred compensation recorded related to stock
       option grants                                                  $         -    $    78,795    $         -
     Cancellation of deferred compensation related to stock
       option cancellations                                           $     3,996    $         -    $         -

          The accompanying notes are an integral part of these statements

                           HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION:

     Health Systems Design Corp. was incorporated in the State of California on July 1, 1988. In February 1996, the Company was reorganized as Health Systems Design Corporation (the "Company"), a Delaware holding corporation which owns 100% of the stock of Health System Design Corp., the California corporation. The Company is a provider of managed care information systems software to payors and providers of managed care services. The Company introduced its first internally developed product, DIAMOND 725B, in fiscal 1992 followed by DIAMOND 950C/S in fiscal 1995 and DIAMOND 725Q in fiscal 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH

     The Company considers cash to be all highly liquid investments with an original maturity less than three months from the date of purchase.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes it has addressed this risk through its credit approval process.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" beginning October 1, 1996. The Company is also required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" beginning October 1, 1996. The Company believes the adoption of these pronouncements will not have a material impact on the financial statements of the Company taken as a whole.

MANAGEMENT'S USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates. Such estimates include the Company's calculation of percentage of completion for its system implementation projects, which includes recognition of license revenues, and an allowance for doubtful accounts.

REVENUE RECOGNITION

     The Company licenses its internally developed software products and other software products to health care organizations under the terms of product license contracts. Individual sales may include, among others, a combination of software license, implementation, program modifications, training, and support. Contracts with customers may be terminated under certain circumstances and revenues recognized could be refundable upon termination in certain cases, including breach of contract. The termination of customer contracts could have a material adverse effect on the Company's business, financial condition, or results of operations.

     In December 1991, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 91-1, "Software Revenue Recognition." The Company's revenue recognition policy is in compliance with the provisions of this SOP.

     License revenue is recognized on a percentage of completion basis based on the labor hours required to implement the system. Implementation, modification and support fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Revenue recognized in excess of billings is recorded as an asset (unbilled revenue). Billings in excesss of recognized revenue is recorded as a liability (unearned revenue). Third party software and hardware are typically billed and recognized as revenue when delivered to the client. In January 1994, the Company entered into a marketing agreement with another company, whereby the other company markets certain of the Company's products to its customer base. Prepaid license fees under this agreement are recognized when a contract between the other company and the end-user is executed for DIAMOND 725B and are recognized for DIAMOND 950C/S upon successful implementation of the system at the other company's end-user site. Licenses which are not prepaid are recognized ratably over the client's contract term. Fees for support and other services are recognized as services are rendered.

                          HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Costs incurred prior to the establishment of technological feasibility are charged to expense as incurred. When technological feasibility of a software product or significant enhancement to a software product has been established, software development costs are capitalized. Capitalization begins upon the establishment of a working model. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to direct costs over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years. Capitalized software development cost amortization was $235,001, $93,573 and $44,724 in fiscal 1996, 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT

     Computer equipment and office furniture are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five and seven years, respectively. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

     The Company also has entered into several capital lease arrangements for computer and office equipment. Depreciation on this equipment is taken using the straight-line method over the estimated life of the equipment or term of the lease, whichever is shorter.

STOCK SPLITS

     In July 1994, the Company effected a 40-for-1 common stock split. In January 1995, the Company effected a 2-for-1 common stock split. All common stock data in the accompanying financial statements for all years presented have been retroactively adjusted to reflect the stock splits.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS No. 109, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates. The Company is currently on the cash basis for tax reporting purposes. The cumulative effect of the adoption of SFAS No. 109 was recorded in the statement of operations in the amount of $32,530 for the year ended
September 30, 1994.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is not material in fiscal 1994 and is antidilutive in fiscal 1995 and 1996, except that, pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, stock options and warrants issued during the 12-month period prior to the proposed initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods prior to and through the period ended December 31, 1995, (using the treasury stock method).

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

                          HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LINE OF CREDIT:

     In May 1995, the Company entered into a line of credit agreement with a bank. Under the terms of the agreement, as amended, the outstanding balance could not exceed $750,000, and interest was calculated at the bank's reference rate plus 1.5 percent (10.25 percent at September 30, 1995). Borrowings were limited to 70 percent of eligible accounts receivable, as defined. The outstanding balance under the line of credit was $508,427 at September 30, 1995. The line of credit agreement also contained restrictions on the Company's ability to pay dividends. Repayments under the line of credit were guaranteed by three stockholders of the Company, and were secured by substantially all the assets of the Company. The agreement expired May
30, 1996, by which time all outstanding balances were repaid.

4.   NOTES PAYABLE:

     The Company's notes payable consisted of:
                                                               SEPTEMBER 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Bank Term Note for $500,000, secured, interest at the
bank's reference rate plus 2.75 percent (11 percent
at September 30, 1995), due in monthly installments of
$8,333 plus accrued interest through August 2000;
guaranteed by three stockholders of the Company                 --    $500,000

Equipment Note to borrow up to $150,000, interest rates
ranging from 10.15 percent to 11.20 percent, as determined
on the advance date; due June 1997 through March 1998;
guaranteed by three stockholders of the Company                 --     110,096
                                                            --------  --------
                                                                       610,096
     Less: current portion                                      --      94,004
                                                            --------   -------
                                                                --    $516,092
                                                            ========  ========

     The notes payable were repaid with the proceeds of the March 5, 1996 initial public offering (See Note 11).

5.   ADVANCES FROM STOCKHOLDER:

     During fiscal 1996 and 1995, a stockholder of the Company made advances to the Company totaling $175,000 and $325,000, respectively. All advances were due upon demand, but no later than one year from the date of the advance and bore interest at rates ranging from 5.9 to 6.1 percent. The impact of imputing interest at the market rate is not material. The advance was repaid with the proceeds of the March 5,1996 initial public offering (See Note 11).

                         HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LEASE COMMITMENTS:

     The Company is obligated under certain operating leases for office space and certain equipment. Future minimum lease payments for fiscal years ending September 30, are as follows:

                 1997            $  985,574
                 1998               964,930
                 1999               967,735
                 2000               214,630
                 2001                73,676
                                 ----------
                                 $3,206,545

     Rent expense under these operating leases was approximately $665,999, $338,000 and $194,000 in fiscal 1996, 1995, 1994, respectively.

7.   INCOME TAXES:

     The provision for income taxes consisted of the following:

                                                  1996      1995      1994
                                                 ------    ------    ------
                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                               -------------------------------
Current:
     Federal                                    $      -   $       -  $      -
     State                                           800         800       800
 Deferred:
     Federal                                    (398,899)   (362,570)   13,532
     State                                       (11,467)   (131,356)  (10,754)
Valuation allowance                              410,366     396,589         -
                                                ---------  ---------   -------
        Total                                   $     800  $ (96,537)  $ 3,578

     Deferred tax liabilities and assets under FAS 109, which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes, consisted of the following:

                                                               SEPTEMBER 30,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
Cash to accrual basis differences                         $1,263,304         -
Capitalized software costs                                   132,485   118,645
Depreciation                                                 160,953    70,909
Other                                                         38,759         -
                                                          ----------- --------
     Gross deferred tax liabilities                        1,595,501   189,554
                                                         -----------  --------
Cash to accrual basis differences                                  -   130,960
Research and development credit carryforwards                516,874   334,012
Net operating loss carryforwards                           1,885,582   116,413
Other                                                              -     4,758
                                                          ----------  --------
     Gross deferred tax assets                             2,402,456   586,143
Deferred tax valuation allowance                            (806,955) (396,589)
                                                          ----------  --------
     Net deferred tax asset (liability)                   $        -  $      -
                                                          ==========  ========

     The provision for income taxes differed from the amount computed using the statutory federal income tax rate of 34 percent as follows:

                          HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Statutory U.S. tax rate                          (34)%       (34)%      34%
State taxes                                       (6)          3         6
Research and development credit carryforwards    (15)        (25)      (42)
Other                                             21          (2)        4
Valuation allowance                               34          47         -
                                               ---------  ---------  ---------
                                                    -%       (11)%       2%
                                               =========  =========  =========


     At September 30, 1996, the Company has approximately $4,914,000 and $285,000 of federal tax net operating loss carryforwards and research and development tax credits, respectively, which are available to reduce future taxable income of the Company, if any. These carryforwards begin to expire in fiscal 2007. Provisions under the Tax Reform Act of 1986 may limit the federal net operating loss carryforwards and credits available to be used in any given year in the event of a significant change in ownership, including the March 5, 1996 initial public offering.

     The Company has approximately $2,309,000 and $232,000 of California tax net operating loss carryforwards and research and development tax credits, respectively, which are available to reduce future taxable income of the Company, if any. The carryforwards begin to expire in fiscal 2010.

8.   SALES TO MAJOR CUSTOMERS:

     In March, 1996, the Company executed an agreement with a health plan which granted a perpetual license to use Diamond 950C/S along with providing implementation services and modifications to the product. The Company also agreed to pay royalties to the plan for modifications developed as part of the agreement. Royalties will be based on a percentage of the Diamond 950C/S licenses paid by the Company's clients which meet certain criteria.

     The Company recognized revenues under the Agreement of approximately $4,156,000 in fiscal year 1996. This was approximately 33 percent of total revenues in fiscal 1996. Billed accounts receivable under the Agreement were approximately $1,752,000 at September 30, 1996. Unbilled revenue under the Agreement was approximately $158,000 at September 30, 1996. Unearned revenue under the agreement was approximately $87,000 at September 30, 1996.

     In January 1994, the Company entered into a five-year marketing agreement (the "Agreement") that grants to another company worldwide marketing rights to certain of the Company's products for sales to providers and combined provider/payor organizations. Under the terms of the Agreement, the Company provides to the other company initial modifications, training, product development, support, and marketing assistance. Payments to the Company under the Agreement relate to sub-licensing of the product to end-users, the performance of a set of initial software changes by the Company, and the provision of support, marketing and training services to the other company. Under the licensing provisions, the Company granted up to 30 licenses to the other company for sub-licensing. The Company recognized revenues for DIAMOND 725B licenses upon execution of an end-user license by the other party. DIAMOND 950C/S licenses are recognized upon successful implementation at end-users. License revenue beyond the original 30 granted will be recognized ratably over the term of the contract with the end-user. Under the development provisions, the Company is obligated to perform a set of software enhancements for which the Company will be paid upon the achievement of certain milestones. The Company is recognizing revenues from this development arrangement under the percentage-of-completion method. The costs incurred under the development arrangement are included in product development in the accompanying statements of operations.

     The Company recognized revenues under the Agreement of approximately $1,402,000, $1,722,000 and $1,031,000 in fiscal year 1996, 1995 and 1994, respectively. This was approximately 11 percent, 25 percent and 21 percent of total revenues in fiscal 1996, 1995 and 1994, respectively. Accounts receivable under the Agreement were approximately $374,000 and $522,000 at September 30, 1996 and 1995, respectively. Billings under the Agreement are made upon the achievement of certain performance milestones. Unbilled revenue under the Agreement was approximately $687,000 and $340,000 at

                          HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


September 30, 1996 and 1995, respectively. Unearned revenue under the Agreement was approximately $345,000 at September 30, 1996.

     For the year ended September 30, 1996, revenues under the above-mentioned Agreements, combined with revenues from the three next largest customers (none of which individually accounted for greater than 10 percent of Company revenues) were 56 percent of the Company's revenues. No other single customer accounted for more than 10 percent of total revenues in fiscal 1996, 1995 and 1994.

9.  RETIREMENT PLAN:

     The Company maintains a 401(k) retirement plan (the "Plan") for full-time employees. The plan year is from January 1 to December 31, and the discretionary employer contribution is established at the end of the plan year. Participants become fully vested after four years of service, although they vest incrementally on an annual basis until the four-year period is completed. No contributions were made during the fiscal years ended September 30, 1996 and 1995.

10.  STOCK OPTION PLAN AND WARRANTS;

   Effective August 5, 1994, the Company implemented a stock option plan. The plan allows incentive stock options to be granted to employees only, while nonstatutory stock options may be granted to both employees and consultants. Under the terms of the plan, incentive stock options to purchase shares of the Company's common stock must be granted at a price equal to the market price of the stock at the date of grant except for employees who, prior to the grant, own more than 10 percent of the voting power of all stock. The exercise price for such employees must be no less than 110 percent of the market price. For nonstatutory stock options, the exercise price for both employees and consultants will be no less than 85 percent of the market price. Both incentive stock options and nonstatutory stock options may be exercised within ten years from the date of grant, except for employees and consultants who own more than 10 percent of the voting power of all classes of stock, in which case the options may be exercised within a five-year period. Options generally vest over a five-year period. The Company has reserved 500,000 shares of stock for grants.

     On January 2, 1996, the Board of Directors authorized the 1996 Omnibus Equity Incentive Plan, under which the Company is authorized to grant up to 500,000 shares of common stock to employees and consultants of the Company.

     The stock option activity under the Stock Option and Equity Incentive Plans during the fiscal years ended September 30, 1996, 1995, and 1994, was as follows:

                                        NUMBERS        EXERCISE
                                       OF SHARES        PRICE        VESTED
                                      -----------   ------------  ------------
Granted                                  133,800          $ 0.30
                                      -----------  -------------
Outstanding, September 30, 1994          133,800          $ 0.30          -
Granted                                  431,000   $ 1.80-$ 5.00          -
Exercised                                (10,600)         $ 0.30          -
Canceled                                 (66,700)  $ 0.30-$ 1.80          -
                                      -----------  -------------
Outstanding, September 30, 1995          487,500   $ 0.30-$ 5.00       26,760
Granted                                  217,250   $14.75-$17.75          -
Exercised                                (43,220)  $ 0.30-$ 5.00          -
Canceled                                 (27,180)  $ 1.80-$14.75          -
                                      -----------  -------------
Outstanding, September 30, 1996           634,350   $ 0.30-$17.75      111,040
                                      ===========  =============

     At September 30, 1996 and 1995, there were 311,830 and 1,900 shares, respectively, reserved and unissued under the plan.

                          HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company records deferred compensation based on the difference between the estimated fair value of the common stock and the exercise price at the date of grant. In connection with options granted during fiscal 1995, the Company recorded deferred compensation of $78,795. The deferred compensation will be amortized to expense over the vesting period of five years. Amortization expense of $15,760 and $0 was recorded for the fiscal year ended September 30, 1996 and 1995, respectively.

     In a December 1995 private placement, the Company issued $2,000,000 in notes with warrants to purchase 200,000 shares of the Company's common stock at $5.00 per share. Upon repayment of the notes, the noteholders executed 95,000 warrants. At September 30, 1996, 105,000 warrants were outstanding.


11.  PUBLIC OFFERING

     On March 5, 1996, the Company sold 1,855,000 shares of its common stock through an initial public offering. As a result, the Company received net proceeds of $21,722,965. A portion of the proceeds was immediately used to retire short-term and long-term indebtedness to banks and other creditors. In connection with the repayment of the private placement notes payable of $2,000,000 of which $600,000 was paid to a stockholder, the Company recorded a one-time, non-cash charge to interest expense of approximately $333,000 in the second quarter of fiscal 1996 to reflect the write-off of deferred interest. A $17,000 non-cash charge to interest expense was recorded in the first quarter of fiscal 1996.

                                                                  EXHIBIT 11.1


                          HEALTH SYSTEMS DESIGN CORPORATION
                          COMPUTATION OF NET LOSS PER SHARE

                                                          ------------   ----------    ----------
                                                               1996          1995         1994
                                                          ------------   ----------    ----------
Net income (loss)                                         $ (1,207,946)  $ (752,754) 0 $  133,142
                                                          ============   ==========    ==========
Weighted average common shares outstanding                   5,656,413    4,435,288     4,432,000

Common shares, options, and warrants granted
(using the treasury stock method assuming an
initial public offering price of $13.00) since
March 16, 1995 included pursuant to Securities
and Exchange Commission Rules                                   81,086      324,347       324,347
                                                          ------------   ----------    ----------
Weighted average common and common equivalent
  shares outstanding                                         5,737,499    4,759,635     4,756,347
                                                          ============   ==========    ==========
Net income (loss) per common and common
  equivalent share                                        $     (0.21)   $    (0.16)   $     0.03
                                                          ============   ==========    ==========

                                  SCHEDULE II

                        HEALTH SYSTEMS DESIGN CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                       Additions
                                         Balance at    Charged to                 Balance at
                                        Beginning of   Costs and                   End of
          Description                     Period        Expenses     Deductions     Period
--------------------------------------  ------------   ----------    -----------  ----------
For year ended September 30, 1996:
   Allowance for doubtful accounts      $   50,000     $   63,767    $    13,767  $  100,000
                                        ===========    ==========    ===========  ==========
For year ended September 30, 1995:
   Allowance for doubtful accounts      $   50,000     $   30,690    $    30,690  $   50,000
                                        ===========    ==========    ===========  ==========
For year ended September 30, 1994:
   Allowance for doubtful accounts      $   50,000     $   61,186    $    61,186  $   50,000
                                        ===========    ==========    ===========  ==========