Form 10-K405/A
period 1996-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1997-01-28
CIK 1005697

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                             FORM 10-K/A AMENDMENT NO. 1

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission File Number
    September 30, 1996                                            0-27502
--------------------------                                ----------------------

                               HEALTH SYSTEMS DESIGN CORPORATION
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                               94-3235734
-------------------------------                           ----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

                      1330 Broadway, Oakland, California  94612
                   -----------------------------------------------
                (Address of principal executive offices)   (Zip Code)
                          Telephone Number:  (510) 763-2629

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                        ---------------------

        None                                                       None
-------------------                                        ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      Common Stock
                       ----------------------------------------
                                   (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X  .  No      .
                                               -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 29, 1996, 6,434,666 shares of the registrant's Common Stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $8.75.

                         DOCUMENTS INCORPORATED BY REFERENCE

         None.

Item 10 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 is hereby amended in full as follows:


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

         The persons named below are nominees for director to serve until the next Annual Meeting of Stockholders and until their successors shall have been elected. The nominees constitute the present Board of Directors.

                                   BUSINESS EXPERIENCE DURING PAST    SERVED AS
                                        FIVE YEARS AND OTHER           DIRECTOR
 NOMINEES FOR DIRECTOR       AGE             INFORMATION                SINCE
 ---------------------       ---     ---------------------------       --------

 Richard C. Auger  . . . .    53  Chairman of the Board and Chief        1988
                                  Executive Officer since 1988.

 Catherine C. Roth . . . .    46  President since January 1996 and       1988
                                  Chief Operating Officer since
                                  April 1994.  From 1988 to January
                                  1996, Ms. Roth was the Company's
                                  Executive Vice President.

 J. Matthew Mackowski  . .    42  Partner of Mackowski & Shepler, a      1992
                                  private investment partnership
                                  located in San Francisco.  From
                                  1986 to 1990, Mr. Mackowski was a
                                  partner of Robertson, Stephens &
                                  Co. (investment banking).  From
                                  1980 to 1986, Mr. Mackowski
                                  served as Vice President of
                                  Citicorp Venture Capital, Ltd.
                                  (venture capital).

 Arthur M. Southam, M.D. .    40  Chief Executive Officer of Health      1996
                                  Net (a health maintenance
                                  organization) since July 1996.
                                  From 1993 to July 1996,
                                  Dr. Southam was President and
                                  Chief Executive Officer of
                                  CareAmerica Health Plans and from
                                  1986 to 1993 was employed at
                                  CareAmerica Health Plans in a
                                  number of capacities, including
                                  Executive Vice President and
                                  Chief Operating Officer.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from March 5, 1996 to September 30, 1996 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 11 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 is hereby amended in full as follows:

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The compensation paid to the Company's Chief Executive Officer and only other executive officers who received compensation in excess of $100,000 for services in all capacities to the Company and its subsidiaries during fiscal 1995 and 1996 is set forth below.


                                                         SUMMARY COMPENSATION TABLE
                                                                                             LONG TERM COMPENSATION
                                                                                           --------------------------
                                                        ANNUAL COMPENSATION                          AWARDS
                                            -----------------------------------------              ----------
                                                                                            RESTRICTED    SECURITIES   ALL OTHER
                                                                           OTHER ANNUAL    STOCK AWARDS   UNDERLYING   COMPENSA-
NAME AND PRINCIPAL POSITION        YEAR       SALARY($)       BONUS($)    COMPENSATION($)      ($)          OPTIONS     TION($)
---------------------------       ------    -------------     --------    ---------------  ------------  ------------  ---------

RICHARD C. AUGER                   1996       $156,067             --             --             --             --             --
 Chairman and Chief                1995       $137,742             --             --             --             --             --
 Executive Officer


CATHERINE C. ROTH                  1996       $145,011             --             --             --             --             --
 President                         1995       $127,809             --             --             --             --             --


RICHARD E. MALONE                  1996       $118,525             --             --             --          9,500             --
 Vice President, Chief             1995        $74,553             --             --             --         30,500             --
 Financial Officer


         The following table sets forth certain information regarding stock options granted during fiscal 1996 to the executive officers named in the foregoing Summary Compensation Table. None of such persons received awards of stock appreciation rights during fiscal 1996.

                          OPTION GRANTS IN LAST FISCAL YEAR


                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK
                                                                                         PRICE APPRECIATION FOR
                                                INDIVIDUAL GRANTS                              OPTION TERM(3)
                             --------------------------------------------------------    -----------------------
                              NUMBER OF     PERCENT OF
                              SECURITIES    TOTAL OPTIONS
                              UNDERLYING     GRANTED TO    EXERCISE OR
                                OPTIONS     EMPLOYEES IN   BASE PRICE     EXPIRATION
NAME                         GRANTED(#)(1)  FISCAL YEAR     ($/SH)(2)        DATE           5%($)         10%($)
----                         -------------  ------------   -----------    ----------     ----------     ----------

Richard C. Auger                     --             --             --             --             --             --

Catherine C. Roth                    --             --             --             --             --             --

Richard E. Malone                 9,500           4.5%         $14.75     06/03/2006         $88,124      $223,323


(1) All options granted in fiscal 1996 are exercisable in full, commencing June 3, 1998. Under the terms of the Company's Stock Option Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.

(2) All options were granted at fair market value at date of grant.

(3) Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the price at the date of grant, not the stock's current market value) set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock as well as the optionholder's continued employment through the vesting period. The potential realizable value calculation assumes that the optionholder waits until the end of the option term to exercise the option.


         The following table sets forth certain information with respect to option exercises during 1996 and stock options held by each of the Company's executive officers as of September 30, 1996.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                 VALUE OF
                     SHARES                  NUMBER OF       UNEXERCISED IN-THE-
                    ACQUIRED            UNEXERCISED OPTIONS    MONEY OPTIONS AT
                       ON       VALUE       AT FY-END(#)          FY-END($)
                    EXERCISE   REALIZED     EXERCISABLE/         EXERCISABLE/
 NAME                  (#)       ($)      UNEXERCISABLE        UNEXERCISABLE
 ----                                      -------------        -------------
Richard C. Auger       --         --              --                   --

Catherine C. Roth      --         --              --                   --

Richard E. Malone   18,000     $201,600     6,500/45,500      $61,450/$367,200


Item 12 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 is hereby amended in full as follows:

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

         The following table indicates, as to each director and each named executive officer, the number of shares and percentage of the Company's stock beneficially owned as of September 30, 1996.


                                              SHARES BENEFICIALLY OWNED
                                              AS OF SEPTEMBER 30, 1996
                                             ------------------------
         EXECUTIVE OFFICER OR               NUMBER OF
               DIRECTOR                   COMMON SHARES            PERCENT
        --------------------             -------------       -----------------

 Richard C. Auger (1)  . . . . . . .          1,590,800             24.7%

 Catherine C. Roth (1) . . . . . . .          1,207,600(2)          18.8%

 J. Matthew Mackowski  . . . . . . .          1,357,600(3)          20.9%

 Arthur M. Southam, M.D. . . . . . .                300                 *

 Richard E. Malone . . . . . . . . .             24,500(4)              *

 All directors and
 officers as a group
 (five persons)  . . . . . . . . . .          4,180,800(5)           64.3%

------------------------------

(*) Less than 1%.

(1) The address of Mr. Auger, Ms. Roth and Mr. Mackowski is 1330 Broadway, Oakland, California 94612. Each of these persons may be deemed to be a "control person" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission by reason of his stock ownership and positions with the Company.

(2) Includes 248,000 shares of Common Stock held by Ms. Roth's children.

(3) Includes 60,000 shares issuable upon exercise of outstanding warrants which are immediately exercisable.

(4) Includes 6,500 shares issuable upon exercise of outstanding options exercisable within 60 days of September 30, 1996.

(5) Includes warrants and employee stock options exercisable within 60 days of September 30,1996.

Item 13 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 is hereby amended in full as follows:

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In December 1995, the Company completed a private placement in which it issued the notes and warrants. Matthew Mackowski, a director of the Company and member of the Compensation Committee, purchased $600,000 principal amount of the notes and warrants to purchase 60,000 shares of Common Stock in such private placement. Mr. Mackowski paid an aggregate purchase price of $600,000 for such securities, consisting of $100,000 in cash and cancellation of $500,000 of indebtedness owed by the Company to Mr. Mackowski. In addition, Mr. Mackowski's father purchased in such private placement $50,000 principal amount of the notes and warrants to purchase 5,000 shares of Common Stock, for which he paid $50,000 in cash. In March 1996, the Company repaid the notes with a portion of the proceeds from its March 1996 initial public offering.

         From time to time, Mr. Mackowski has advanced funds to the Company for working capital purposes. The largest amount of such advances outstanding during fiscal 1996 was $500,000. These advances were payable on demand and bore interest of 0.5% above the 90-day treasury bill rate at the date of issuance. These notes were retired in connection with the private placement described above.

         Mackowski & Shepler, a private investment partnership of which Mr. Mackowski is a partner and 50% owner, continues to provide financial and strategic advisory services to the Company under an arrangement which commenced in November 1994. Under this arrangement, Mackowski & Shepler will continue to receive $7,500 per month until March 31, 1997. Mackowski & Shepler also received $50,000 from the Company upon the closing of the Company's initial public offering for advisory services related to this offering.

TRANSACTIONS WITH THE COMPANY

         See "Compensation Committee Interlocks and Insider Participation."

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  January 27, 1997

                                       HEALTH SYSTEMS DESIGN CORPORATION



                                       By /s/ RICHARD C. AUGER
                                          -----------------------
                                            Richard C. Auger
                                  Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                      Capacity                     Date
        ---------                      --------                     ----

/s/RICHARD C. AUGER          Chairman and Chief Executive       January 27, 1997
-------------------------    Officer (Principal Executive
 Richard C. Auger            Officer



/s/CATHERINE C. ROTH         Director                           January 27, 1997
-------------------------
 Catherine C. Roth



/s/RICHARD E. MALONE         Chief Financial Officer            January 27, 1997
-------------------------    (Principal Financial Officer and
 Richard E. Malone           Accounting Officer)



/s/J. MATTHEW MACKOWSKI      Director                           January 27, 1997
-------------------------
 J. Matthew Mackowski



/s/ARTHUR M. SOUTHAM, M.D.   Director                           January 27, 1997
-------------------------
 Arthur M. Southam, M.D.