Form 10-Q
period 1996-12-31
HEALTH SYSTEMS DESIGN CORP
filed 1997-02-13
CIK 1005697

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 1996

                                      OR

Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ____________

                   Commission file number           0-27502
                                               -------------------

                          HEALTH SYSTEMS DESIGN CORPORATION
                (Exact name of registrant as specified in its charter)

      DELAWARE                                     94-3235734
(State or other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  1330 BROADWAY, OAKLAND, CALIFORNIA  94612
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

                                  Yes __X__  No____

The registrant had 6,440,966 shares of common stock outstanding as of December 31, 1996.

Exhibit index is located on page 10

                      HEALTH SYSTEMS DESIGN CORPORATION

                                    INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets -
             December 31, 1996 and September 30, 1996                      2

             Consolidated Statements of Operations -
             Three Months ended December 31, 1996 and 1995                 3

             Consolidated Statements of Cash Flows -
             Three Months ended December 31, 1996 and 1995                 4

             Notes to Consolidated Financial Statements                    5

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           6

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                        HEALTH SYSTEMS DESIGN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                DECEMBER 31, SEPTEMBER 30,
                                                                    1996         1996
                                                                (UNAUDITED)
                                                                -----------  -----------
Current assets:
   Cash and cash equivalents                                    $14,826,688  $15,254,042
   Accounts receivable, net of allowance for doubtful
       accounts of $125,000 at December 31 1996, and
       $100,000 at September 30, 1996                             3,138,020    3,661,984
   Unbilled revenue                                               1,909,514    1,469,533
   Prepaid expenses                                                 442,711      427,586
                                                                -----------  -----------
         Total current assets                                    20,316,933   20,813,145
                                                                -----------  -----------
Property and equipment:
     Computer equipment                                           2,629,355    2,454,204
     Office furniture and other                                     991,860      865,725
                                                                -----------  -----------
          Total property and equipment                            3,621,215    3,319,929
Less:  Accumulated depreciation                                    (971,911)    (765,203)
                                                                -----------  -----------
          Net property and equipment                              2,649,304    2,554,726
                                                                -----------  -----------
Deposits and other assets                                           118,855       83,211
                                                                -----------  -----------
Software development costs, net of accumulated
    amortization of $433,554 and $390,508 in 1996 and 1995,
    respectively                                                    401,561      305,970
                                                                -----------  -----------
          Total assets                                          $23,486,653  $23,757,052
                                                                -----------  -----------
                                                                -----------  -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                $     2,102  $     3,505
    Accounts payable                                                592,603      693,269
    Accrued liabilities                                             904,382      746,358
    Unearned revenue                                              1,944,910    1,201,913
                                                                -----------  -----------
         Total current liabilities                                3,443,997    2,645,045

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 1,000,000 shares
           authorized, none outstanding                                   -            -
     Common stock, $.001 par value, 20,000,000 shares
          authorized, 6,440,966 and 6,433,766 shares
          issued and outstanding at December 31, 1996
          and September 30, 1996, respectively                        6,441        6,434
    Additional paid-in capital                                   22,858,921   22,842,130
    Treasury stock, 2,054 shares                                    (28,500)     (28,500)
    Deferred compensation                                           (55,099)     (59,039)
    Retained deficit                                             (2,739,107)  (1,649,018)
                                                                -----------  -----------
    Total stockholders' equity                                   20,042,656   21,112,007
                                                                -----------  -----------
          Total liabilities and stockholders' equity            $23,486,653  $23,757,052
                                                                -----------  -----------
                                                                -----------  -----------

                        HEALTH SYSTEMS DESIGN CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                         1996         1995
                                                     -----------   -----------
Revenues:
   System sales                                      $ 2,858,214   $ 1,911,491
   Services and other                                    464,326       343,387
                                                     -----------   -----------
        Total revenues                                 3,322,540     2,254,878
Cost of revenues                                       1,335,773       704,072
                                                     -----------   -----------
         Gross margin                                  1,986,767     1,550,806
                                                     -----------   -----------
Operating expenses:
    General and administrative                         1,333,858       664,861
    Sales and marketing                                1,069,731       418,625
    Product development                                  856,730       689,618
                                                     -----------   -----------
        Total operating expenses                       3,260,319     1,773,104
                                                     -----------   -----------
        Loss from operations                          (1,273,552)     (222,298)
Interest income (expense), net                           183,463       (62,399)
                                                     -----------   -----------
        Loss before provision for
          income taxes                                (1,090,089)     (284,697)
Provision for income taxes                                     -             -
                                                     -----------   -----------
Net loss                                              (1,090,089)  $  (284,697)
                                                     -----------   -----------
                                                     -----------   -----------
Net loss per share                                   $     (0.17)  $     (0.06)
                                                     -----------   -----------
                                                     -----------   -----------
Weighted average common and common
    equivalent shares outstanding                      6,436,372     4,777,036
                                                     -----------   -----------
                                                     -----------   -----------

                        HEALTH SYSTEMS DESIGN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                             --------------------------
                                                                                  1996          1995
                                                                             -----------    -----------
Cash flows from operating activities:
     Net loss                                                                $(1,090,089)   $  (284,697)
     Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
               Depreciation and amortization                                     257,670        130,279
               Loss on disposal of property and equipment                          5,647              -
               Changes in current assets and liabilities:
                    Accounts receivable                                          523,694       (452,787)
                    Unbilled revenue                                            (439,981)         8,195
                    Prepaid expenses                                             (15,125)       (41,459)
                    Accounts payable                                            (100,666)      (164,318)
                    Accrued liabilities                                          158,024         226,647
                    Unearned revenue                                             742,997       (139,944)
                                                                             -----------    -----------
                        Net cash provided by (used in) operating activities       42,171       (718,084)
                                                                             -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                                         (310,640)      (264,138)
    Capitalization of software development costs                                (138,636)       (41,132)
    Other assets                                                                 (35,644)        95,853
                                                                             -----------    -----------
          Net cash used in investing activities                                 (484,920)      (209,417)
                                                                             -----------    -----------
Cash flows from financing activities:
     Payments under capital leases                                                (1,403)       (19,983)
     Proceeds from exercise of common stock options                               16,798          3,888
     Borrowings from notes payable                                                     -      1,500,000
     Advances from stockholder                                                         -        175,000
     Deferred offering costs                                                           -       (161,847)
                                                                             -----------    -----------
           Net cash provided by financing activities                              15,395      1,497,058
                                                                             -----------    -----------
           Net increase (decrease) in cash and cash eqivalents                  (427,354)       569,557
Cash and cash equivalents at beginning of period                              15,254,042        149,218
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $14,826,688    $   718,775
                                                                             -----------    -----------
                                                                             -----------    -----------
Supplemental disclosure of cash flow information:
     Interest paid                                                           $        90    $    28,923

Supplemental disclosure of noncash transactions:
     Cancellation of advances from stockholder through issuances
     of notes payable                                                        $         -    $   500,000

                          HEALTH SYSTEMS DESIGN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year then ended September 30, 1996 included in the Company's Form 10-K Annual Report.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides managed care information systems software to healthcare organizations that use managed care techniques to deliver services, manage financial risk and control costs. The Company introduced its first internally financed and developed application, Diamond 725B, in fiscal 1992, followed by Diamond 950C/S and Diamond Objects in fiscal 1995 and Diamond 725Q in fiscal 1996.

    The Company's revenues are derived from licensing Diamond 725B, Diamond 725Q, Diamond 950C/S and Diamond Objects, providing the associated implementation, modification, support and consulting services, and reselling hardware and third party products. License revenues are recognized on a percentage of completion basis based on the labor hours required to implement the system. Implementation, modification, support and consulting fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party software fees are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $3,323,000 and $2,255,000 for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 47%. The growth in total revenues is attributable primarily to an increase in the number and size of Diamond 950C/S implementations in progress during the period as well as an increase in hardware and third party software sales.

    The Company's relationship with Blue Cross and Blue Shield of Florida, which commenced in November 1995, contributed approximately $596,000 in revenues for the quarter compared with $287,000 in the prior year period. The relationship with Shared Medical Systems (SMS) accounted for approximately $234,000 in revenues for the quarter, compared with approximately $325,000 in the year earlier period.

    SYSTEM SALES. System sales revenues were $2,858,000 and $1,912,000 for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 49%. Revenues associated with Diamond 950C/S sales were responsible for the majority of the increase in systems sales revenues, with significant increases in Diamond 950C/S license, implementation and modification fees. Revenues associated with Diamond 725B and Diamond 725Q also increased from the comparable period, substantially as the result of an increase in hardware and third party software revenues associated with these sales.

    SERVICES AND OTHER. Services and other revenues were $465,000 and $343,000 for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 36%. Support fees continued to account for the majority of services and other revenues. The increase in services and other revenues was due primarily to the expansion of the installed base for Diamond 725B.

    COST OF REVENUES. Cost of revenues was $1,336,000 and $704,000 for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 90%. Cost of revenues increased primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. Additionally, the cost of hardware and third party software increased significantly over the comparable period proportionate with an increase in hardware and third party software revenues. Cost of revenues increased from 31% of total revenues in the three months ended December 31, 1995 to 40% of total revenues in the three months ended December 31, 1996, although no long-term trend should be implied from this quarter to quarter comparison. The cost of revenues as a percentage of sales is dependent on the mix of license, service, hardware and third party software revenues, and may fluctuate over time as these revenue sources fluctuate.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,334,000 and $665,000 for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 101%. The increase in general and administrative expenses was due primarily to staff additions and investment in infrastructure to support the Company's expanded operations, as well as fulfilling the obligations of being a public company.

    SALES AND MARKETING. Sales and marketing expenditures were $1,070,000 and $419,000 for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 155%. The Company continues to emphasize the expansion of its sales and marketing department to better address market demand for its products. Sales and marketing expenses as a percentage of revenues increased in the three months ended December 31, 1996 when compared to the corresponding period in 1995, primarily as a result of aggressive hiring of sales and marketing personnel.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $857,000 and $690,000 for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 24%. The Company capitalized $139,000 and $41,000 of product development costs in the three months ended December 31, 1996 and 1995, respectively. The increase in product development expenditures, net of capitalization, is due primarily to the continued development of Diamond 950C/S and Diamond 725B, including increased staffing and the hiring of technical consultants to assist such efforts. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

    INTEREST INCOME AND EXPENSE. Interest income was $184,000 and interest expense was $62,000 for the three months ended December 31, 1996 and 1995, respectively.

    The interest income for the three months ended December 31, 1996, was the result of the cash proceeds from the initial public offering completed on March 5, 1996. Interest expense for the comparable year earlier period related to capital leases and interest on notes payable, all of which were substantially paid off by the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $42,000 and ($718,000) in the three months ended December 31, 1996 and 1995, respectively. In the three months ended December 31, 1996, net cash provided by operating activities consisted primarily of a decrease in accounts receivable and increases in unearned revenue and accrued liabilities offset by the net loss for the period and an increase in unbilled revenues. The increase in unearned revenue was due primarily to the execution of several contracts at the end of the period. The increase in accrued liabilities was
due primarily to the accrual of wages and benefits.   The increase in
unbilled revenue in the three months ended December 31, 1996, was due primarily to the timing of billing milestones relative the percentage completion of certain projects.

    Net cash used in investing activities was $485,000 and $209,000 in the three months ended December 31, 1996 and 1995, respectively, and consisted primarily of purchases of computer equipment and furniture related to the expansion of the corporate offices.

    Net cash provided by financing activities was $15,000 and $1,497,000 in the three months ended December 31, 1996 and 1995, respectively. In December 1995, the Company raised $2,000,000 in notes issued in a private placement. In the three months ended December 31, 1996, net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options by employees.

    As of December 31, 1996 and 1995, the Company had cash and cash equivalents in the amounts of $14,827,000 and $719,000, respectively. The Company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the Company's dependence on a single product line, the recent introduction of Diamond 950C/S, which is based on client/server technology, dependence of the Company's results of operations on its relationship with SMS, Blue Cross and Blue Shield of Florida, and other large customers, the variable nature of the Company's operating results, the length of the Company's sales cycle, the Company's dependence on key personnel, intense competition, and other risks described in the Company's Securities and Exchange filings.

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

                                  Health Systems Design Corporation


Date:  February 13, 1997
                                           By:  /s/ Richard C. Auger
                                                ------------------------------
                                                Richard C. Auger, Chairman and
                                                Chief Executive Officer

                                           By:  /s/ Richard E. Malone
                                                -----------------------------
                                                Richard E. Malone,
                                                Chief Financial Officer

                          HEALTH SYSTEMS DESIGN CORPORATION
                                  INDEX TO EXHIBITS
EXHIBIT   DESCRIPTION
-------   -----------
  3.1 Certificate of Incorporation of the Registrant, as amended (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 333-0094)
  3.2     By-laws of the Registrant (Incorporated by reference from Exhibit
          3.2 to Registration Statement No. 333-0094)
  4.1     Specimen Common Stock Certificate (Incorporated by reference from
          Exhibit 4.1 to Registration Statement No. 333-0094)
 10.1 Office building lease, dated February 24, 1994, as amended, for the Registrant's principal executive offices (Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-0094)
 10.2     1994 Equity Incentive Plan (Incorporated by reference from Exhibit
          3.1 to Registration Statement No. 333-0094)*
 10.3     1996 Omnibus Equity Incentive Plan (Incorporated by reference from
          Exhibit 10.3 to Registration Statement No. 333-0094)*
 10.4 Marketing Agreement dated January 31, 1994 between the Registrant and Shared Medical Systems Corporation (Incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-0094)+
 10.6 Promissory Note, dated May 31, 1995, issued by the Registrant to SVB (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-0094)
 10.7 Commercial Security Agreement, dated May 31, 1995, between the Registrant and SVB (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-0094)
 10.8 Commercial Guaranty, dated May 31, 1995, made by J. Matthew Mackowski for the benefit of SVB (Incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-0094)
 10.9 Commercial Guaranty, dated May 31, 1995, made by Catherine C. Roth for the benefit of SVB (Incorporated by reference from Exhibit 10.9 to Registration Statement No. 333-0094)
 10.10 Commercial Guaranty, dated May 31, 1995, made by Richard C. Auger for the benefit of SVB (Incorporated by reference from Exhibit
          10.10 to Registration Statement No. 333-0094)
 10.11 Commercial Guaranty, dated May 31, 1995, made by David M. Roth for the benefit of SVB (Incorporated by reference from Exhibit 10.11 to Registration Statement No. 333-0094)
 10.12 Business Loan Agreement, effective August 22, 1995, between the Registrant and SVB (Incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-0094)
 10.13 Promissory Note, dated August 15, 1995, issued by the Registrant to SVB (Incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-0094)
 10.14 Commercial Security Agreement, dated August 15, 1995, between the Registrant and SVB (Incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-0094)
 10.15 Loan Modification Agreement, dated January 4, 1996, to SVB Business Loan Agreement (Incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-0094)
 10.16 Promissory Note, dated May 6, 1994, issued by the Registrant to Wells Fargo Bank, National Association (Incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-0094)
 10.17 Note and Warrant Purchase Agreement dated December 14, 1995 between the Registrant and the Purchasers listed on Exhibit A thereto (Incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-0094)
 10.23 Advisory Agreement dated July 18, 1995 between the Registrant and Mackowski & Shepler (Incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-0094)
 10.24 Form of Indemnification Agreement between the Registrant and its directors and executive officers (Incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-0094)
 10.25 Registrant's 401(k) Plan, as amended (Incorporated by reference from Exhibit 10.25 to Registration Statement No. 333-0094)
 10.26 License Agreement, dated March 25, 1996 between the Registrant and Blue Cross/Blue Shield of Florida (Incorporated by reference from
          Exhibit 10.26 to Registration Statement No. 333-0094)+
 11.1     Computation of net loss per share
 21.1 List of Subsidiaries (Incorporated by reference from Exhibit 21.1 to Registration Statement No. 333-0094)
 23.1     Consent of Arthur Andersen LLP (Incorporated by reference from
          Exhibit 23.1 to Registration Statement No. 333-0094)

-----------

+ Confidential treatment has been granted with respect to portions of this exhibit.

* Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit to this Form 10-K.