Form 10-Q
period 1997-03-31
HEALTH SYSTEMS DESIGN CORP
filed 1997-05-14
CIK 1005697

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                                      FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1997

                                          OR

             Transition report pursuant to Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934

              For the transition period from ___________ to ____________

                       Commission file number         0-27502
                                              ______________________

                          HEALTH SYSTEMS DESIGN CORPORATION
                (Exact name of registrant as specified in its charter)

     DELAWARE                                         94-3235734
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                      1330 BROADWAY, OAKLAND, CALIFORNIA  94612
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

                                  Yes   X    No
                                      -----     -----
The registrant had 6,476,166 shares of common stock outstanding as of March 31, 1997.

Exhibit index is located on page 11

                          HEALTH SYSTEMS DESIGN CORPORATION

                                        INDEX

PART I.    FINANCIAL INFORMATION                                     PAGE

           Item 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets -
                      March 31, 1997 and September 30, 1996            2

                      Consolidated Statements of Operations -
                      Three Months and Six Months ended
                      March 31, 1997 and 1996                          3

                      Consolidated Statements of Cash Flows -
                      Six Months ended March 31, 1997 and 1996         4

                      Notes to Consolidated Financial Statements       5


           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations    6


PART II.   OTHER INFORMATION

           Item 4.    Submission of Matters to a Vote of
                      Security Holders                                 9

           Item 6.    Exhibits and Reports on Form 8-K                10

                       PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                      HEALTH SYSTEMS DESIGN CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                   ASSETS

                                                                         MARCH 31,       SEPTEMBER 30,
                                                                           1997              1996
                                                                     --------------    ---------------

Current Assets:
   Cash and cash equivalents                                         $  13,917,499     $   15,254,042
   Accounts receivable, net of allowance for doubtful
       accounts of $175,000 at March 31 1997, and
       $100,000 at September 30, 1996                                    3,764,623          3,661,984
   Unbilled revenue                                                      1,666,503          1,469,533
   Prepaid expenses                                                        542,222            427,586
                                                                     --------------    ----------------
         Total current assets                                           19,890,847         20,813,145
                                                                     --------------    ----------------

Property and equipment:
     Computer equipment                                                  2,900,936          2,454,204
     Office furniture and other                                          1,048,577            865,725
                                                                     --------------    ---------------
         Total property and equipment                                    3,949,513          3,319,929
Less:  Accumulated depreciation                                         (1,202,910)          (765,203)
                                                                     --------------    ---------------
         Net property and equipment                                      2,746,603          2,554,726
                                                                     --------------    ---------------
Deposits and other assets                                                  118,855             83,211
                                                                     --------------    ---------------
Software development costs, net of accumulated
  amortization of  $481,874 and $390,508 in 1997 and 1996,
  respectively                                                             574,641            305,970
                                                                     --------------    ---------------
         Total assets                                                $  23,330,946     $   23,757,052
                                                                     --------------    ---------------
                                                                     --------------    ---------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                     $           -      $       3,505
    Accounts payable                                                       617,605            693,269
    Accrued liabilities                                                    964,222            746,358
    Unearned revenue                                                     2,109,503          1,201,913
                                                                     --------------     -------------
      Total current liabilities                                          3,691,330          2,645,045

Stockholders' equity:
    Preferred stock, $.001 par value, 1,000,000 shares
          authorized, none outstanding                                           -                  -
    Common stock, $.001 par value, 20,000,000 shares
         authorized, 6,476,166 and 6,433,766 shares issued and
         outstanding at March 31, 1997 and September 30, 1996,
         respectively                                                        6,476              6,434
    Additional paid-in capital                                          22,895,339         22,842,130
    Treasury stock, 2,054 shares                                           (28,500)           (28,500)
    Deferred compensation                                                  (51,159)           (59,039)
    Retained deficit                                                    (3,182,540)        (1,649,018)
                                                                     --------------      -------------
    Total stockholders' equity                                          19,639,616         21,112,007
                                                                     --------------      -------------
      Total liabilities and stockholders' equity                     $  23,330,946       $ 23,757,052
                                                                     --------------      -------------
                                                                     --------------      -------------

                                       2

                       HEALTH SYSTEMS DESIGN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      MARCH 31,                            MARCH 31,
                                            -------------------------------     ----------------------------
                                                 1997              1996               1997          1996
                                            -------------     ------------      -------------   ------------
Revenues:
   System sales                             $  3,502,613      $  2,281,464       $  6,360,827   $  4,192,956
   Services and other                            619,682           508,699          1,084,008        852,086
                                            -------------     -------------      -------------  ------------
        Total revenues                         4,122,295         2,790,163          7,444,835      5,045,042
Cost of revenues                               1,391,125           879,975          2,726,898      1,584,047
                                            -------------     -------------      -------------  ------------
        Gross margin                           2,731,170         1,910,188          4,717,937      3,460,995
                                            -------------     -------------      -------------  ------------

Operating expenses:
    General and administrative                 1,443,849           859,789          2,777,707      1,524,650
    Sales and marketing                          977,802           679,056          2,047,533      1,097,752
    Product development                          930,716           806,960          1,787,446      1,496,578
                                            -------------      ------------      -------------   ------------
        Total operating expenses               3,352,367         2,345,805          6,612,686      4,118,980
                                            -------------      ------------      -------------   ------------
        Loss from operations                    (621,197)         (435,617)        (1,894,749)      (657,985)
Interest income (expense), net                   177,764          (326,922)           361,227       (389,321)
                                            -------------      -------------     -------------   ------------

        Loss before provision for
          income taxes                          (443,433)         (762,539)        (1,533,522)    (1,047,306)
Provision for income taxes                             -                 -                  -              -
                                            -------------      ------------      -------------  -------------
Net loss                                    $   (443,433)      $  (762,539)      $ (1,533,522)  $ (1,047,306)
                                            -------------      ------------      -------------  -------------
                                            -------------      ------------      -------------  -------------

Net loss per share                          $      (0.07)      $     (0.14)      $      (0.24)  $      (0.21)
                                            -------------      -------------     -------------  -------------
                                            -------------      -------------     -------------  -------------

Weighted average common and common
equivalent shares outstanding                  6,456,108         5,270,580          6,446,240      4,997,722
                                            -------------      --------------    -------------  -------------
                                            -------------      --------------    -------------  -------------

                     HEALTH SYSTEMS DESIGN CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                         -----------------------------------
                                                                               1997              1996
                                                                         --------------     ----------------
Cash flows from operating activities:
  Net loss                                                              $  (1,533,522)       $  (1,047,306)
  Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
         Depreciation and amortization                                        534,940              218,525
         Loss on asset disposals                                                5,835               (5,000)
         Amortization of deferred compensation                                  7,880                7,880
         Write-off of debt discount                                                 -              350,000
         Changes in current assets and liabilities:
              Accounts receivable                                            (102,639)            (579,201)
              Unbilled revenue                                               (196,970)            (342,723)
              Prepaid expenses                                               (114,636)            (138,792)
              Accounts payable                                                (75,664)            (218,850)
              Accrued liabilities                                             217,864              517,464
              Unearned revenue                                                907,590             (151,952)
                                                                       --------------       --------------
                   Net cash used in operating activities                     (349,322)          (1,389,955)
                                                                       --------------       --------------

Cash flows from investing activities:
    Purchases of property and equipment                                      (644,225)            (667,628)
    Proceeds from sale of property and equipment                                2,939                5,000
    Capitalization of software development costs                             (360,037)             (90,440)
    Other assets                                                              (35,644)              85,218
                                                                       --------------       --------------
       Net cash used in investing activities                               (1,036,967)            (667,850)
                                                                       --------------       --------------

Cash flows from financing activities:
    Borrowings from line of credit                                                  -              450,000
    Payments under line of credit                                                   -             (958,427)
    Borrowings from notes payable                                                   -            1,500,000
    Payments under notes payable and capital leases                            (3,505)          (2,458,627)
    Proceeds from issuance of common stock, net of issuance costs                               21,722,965
    Proceeds from exercise of common stock options                             53,251              457,200
                                                                        --------------       --------------
       Net cash provided by financing activities                               49,746           20,713,111
                                                                        --------------       --------------
       Net increase (decrease) in cash and cash equivalents                 (1,336,543)          18,655,306
Cash and cash equivalents at beginning of period                            15,254,042              149,218
                                                                        --------------       --------------
Cash and cash equivalents at end of period                               $  13,917,499        $  18,804,524
                                                                        --------------       --------------
                                                                        --------------       --------------
Supplemental disclosure of cash flow information:
    Interest paid                                                        $          21        $     121,620
    Taxes paid                                                           $         800        $         800

Supplemental disclosure of noncash transactions:
    Cancellation of advances from stockholder through issuances
    of notes payable                                                     $           -        $     500,000
    Warrants exercised for common stock                                  $           -        $     475,000

                        HEALTH SYSTEMS DESIGN CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year then ended September 30, 1996, included in the Company's Form 10-K Annual Report.

2.  NET LOSS PER SHARE

     Net loss per common and common equivalent share is based on the weighted average number of common and common dilutive equivalent shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares include all common shares issued and options and warrants to purchase shares of common stock granted by the Company at a price less than the initial public offering price during the period March 16, 1995, through the initial public offering date (using the treasury stock method for options and warrants and based on the public offering price of $13.00 per share) as if they were outstanding for all periods presented prior to the initial public offering.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides managed care information systems software to healthcare organizations that use managed care techniques to deliver services, manage financial risk and control costs. The Company introduced its first internally financed and developed application, Diamond 725, in fiscal 1992, followed by Diamond 950C/S and Diamond Objects in fiscal 1995 and Diamond 725Q in fiscal 1996.

     The Company's revenues are derived from licensing Diamond 725, Diamond 725Q, Diamond 950C/S and Diamond Objects, providing the associated implementation, modification, support and consulting services, and reselling hardware and third party products. License revenues are recognized on a percentage of completion basis based on the labor hours required to implement the system. Implementation, modification, support and consulting fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party software fees are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

     REVENUES

     Total revenues were $4,122,000 and $2,790,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 48%.
Total revenues were $7,445,000 and $5,045,000 for the six months ended March 31, 1997 and 1996, respectively, representing an increase of 48%. The growth in total revenues is attributable primarily to an increase in the number and size of Diamond 950C/S implementations in progress during the period, as well as an increase in hardware and third party software sales.

     During the three months ended March 31, 1997, the Company executed its largest contract to date with Blue Cross/Blue Shield of North Carolina, which includes a license to use Diamond 950C/S, as well as implementation and product modification services. The relationship with Blue Cross and Blue Shield of North Carolina contributed approximately $280,000 in revenues for the three months ended March 31, 1997.

     The Company's relationship with Blue Cross and Blue Shield of Florida, which commenced in November 1995, contributed approximately $803,000 in revenues for the three months ended March 31, 1997 compared with $1,000,000 in the prior year period. The relationship with Shared Medical Systems (SMS) accounted for approximately $186,000 in revenues for the three months ended March 31, 1997, compared with approximately $348,000 in the year earlier period.

     SYSTEM SALES. System sales revenues, which includes license, implementation, modification and third party hardware and software fees, were $3,503,000 and $2,281,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 54%. System sales revenues were $6,361,000 and $4,193,000 for the six months ended March 31, 1997 and 1996 respectively, representing an increase of 52%. Revenues associated with Diamond 950C/S were partially responsible for the increase in systems sales revenues, with the Company experiencing significant increases in Diamond 950C/S implementation and modification fees for the three and six months ended March 31, 1997 compared to the year earlier periods. A significant increase in hardware and third party software revenues associated with these sales was also partly responsible for the increase in system sales revenues.

     SERVICES AND OTHER. Services and other revenues, which includes support fees, were $620,000 and $509,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 22%. Services and other revenues were $1,084,000 and $852,000 for the six months ended March 31, 1997 and 1996, respectively, representing an increase of 27%. Support fees continued to account for the majority of services and other revenues. The increase in services and other revenues was due primarily to the expansion of the installed base for Diamond 725.

     COST OF REVENUES. Cost of revenues was $1,391,000 and $880,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 58%. Cost of revenues was $2,727,000 and $1,584,000 for the six months ended March 31, 1997 and 1996, respectively, representing an increase of 72%. Cost of revenues increased primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. Additionally, the cost of hardware and third party software increased significantly over the comparable period proportionate with an increase in hardware and third party software revenues. Cost of revenues increased from 32% of total revenues in the three months ended March 31, 1996 to 34% of total revenues in the three months ended March 31, 1997, although no long-term trend should be implied from this quarter to quarter comparison. The cost of revenues as a percentage of sales is dependent on the mix of license, service, and third party hardware and software revenues, and may fluctuate over time as these revenue sources fluctuate.

     OPERATING EXPENSES.

     GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,444,000 and $860,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 68%. General and administrative expenditures were $2,778,000 and $1,525,000 for the six months ended March 31, 1997 and 1996, respectively, representing an increase of 82%. The increase in general and administrative expenses was due primarily to staff additions and investment in infrastructure to support the Company's expanded operations, as well as fulfilling the obligations of being a public company.

     SALES AND MARKETING. Sales and marketing expenditures were $978,000 and $679,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 44%. Sales and marketing expenditures were $2,048,000 and $1,098,000 for the six months ended March 31, 1997 and 1996, respectively, representing an increase of 87%. The increase in sales and marketing expenses was due to the Company's continued emphasis on the expansion of its sales and marketing department to better address market demand for its products.

     PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $931,000 and $807,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 15%. Product development expenditures, net of software capitalization, were $1,787,000 and $1,497,000 for the six months ended March 31, 1997 and 1996, respectively, representing an increase of 19%. The Company capitalized $221,000 and $49,000 of product development costs in the three months ended March 31, 1997 and 1996, respectively, and $360,000 and $90,000 in the six months ended March 31, 1997 and 1996, respectively. The increase in product development expenditures, net of capitalization, is due primarily to the continued development of Diamond 950C/S and Diamond 725, including increased staffing and the hiring of technical consultants to assist such efforts. Although the product development costs decreased as a percentage of revenues for the quarter, the Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

     INTEREST INCOME AND EXPENSE. Interest income was $178,000 and interest expense was $327,000 for the three months ended March 31, 1997 and 1996, respectively. Interest income was $361,000 and interest expense was $389,000 for the six months ended March 31, 1997 and 1996, respectively.

     The interest income for the three months and six months ended March 31, 1997, was the result of the cash proceeds from the initial public offering completed on March 5, 1996. Interest expense for the comparable year earlier periods related to capital leases and interest on notes payable, all of which were substantially paid off during the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $349,000 and $1,390,000 in the
six months ended March 31, 1997 and 1996, respectively.   In the six months
ended March 31, 1997, net cash used in operating activities resulted primarily from the net loss for the period, partially offset by the increase in unearned revenue. The increase in unearned revenue was due primarily to the execution of several contracts during the period.

     Net cash used in investing activities was $1,037,000 and $668,000 in the six months ended March 31, 1997 and 1996, respectively, and consisted primarily of purchases of computer equipment and furniture related to the expansion of the corporate offices and an increase in software capitalization due to new product development projects.

     Net cash provided by financing activities was $50,000 and $20,713,000 in
the six months ended March 31, 1997 and 1996, respectively.   In the six
months ended March 31, 1997, net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options by employees. In the six months ended March 31, 1996, net cash provided by financing activities consisted primarily of proceeds from the initial public offering on March 5, 1996.

     As of March 31, 1997 and 1996, the Company had cash and cash equivalents in the amounts of $13,917,000 and $18,805,000, respectively. The company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the Company's dependence on a single product line, the recent introduction of Diamond 950C/S, which is based on client/server technology, dependence of the Company's results of operations on its relationship with SMS, Blue Cross and Blue Shield of Florida, Blue Cross and Blue Shield of North Carolina and other large customers, the variable nature of the Company's operating results, the length of the Company's sales cycle, the Company's dependence on key personnel, intense competition, and other risks described in the Company's Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of shareholders was held on March 24, 1997.

         (b)  The following directors were elected at the meeting:

                              Richard Auger
                              Catherine Roth
                              J. Matthew Mackowski
                              Arthur M. Southam, M.D.

              The foregoing constitute all members of the Board of Directors of the Company.

         (c) At the annual meeting, the shareholders voted to approve proposals to adopt the Nonemployee Director Stock Option Plan, to approve the Employee Stock Purchase Plan and to approve the amendment of the 1996 Omnibus Equity Incentive Plan.

              Set forth below is a tabulation with respect to the matters voted on at the meeting:



                                    AGAINST OR                  BROKER NON-
                            FOR      WITHHELD     ABSTENTIONS     VOTES
                            ---     ----------    -----------   -----------

PROPOSAL TO ADOPT THE
NONEMPLOYEE DIRECTOR
STOCK OPTION PLAN        5,314,770    259,100         -0-          393,814

PROPOSAL TO APPROVE
THE EMPLOYEE STOCK
PURCHASE PLAN            5,321,970    251,900         -0-          393,814

PROPOSAL TO AMEND THE
1996 OMNIBUS EQUITY
INCENTIVE PLAN           4,860,545    709,700        1,000         396,439


                         FOR ALL
                         NOMINEES    ABSTENTIONS     WITHHELD FROM ALL NOMINEES
                         ---------   -----------    --------------------------
ELECTION OF DIRECTORS:

     RICHARD AUGER       5,898,584     1,000                 68,100

     CATHERINE ROTH      5,898,584     1,000                 68,100

     J. MATTHEW
     MACKOWSKI           5,898,584     1,000                 68,100

     ARTHUR M.
     SOUTHAM, M.D.       5,898,584     1,000                 68,100

Item 6.  Exhibits and reports on Form 8-K

               (a)  Exhibits

                    10.27 Master Agreement dated January 24, 1997 between the Registrant and Blue Cross/Blue Shield of North Carolina *+

                    11.1    Statement re:  computation of earnings per share

               (b)  Reports on Form 8-K

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.


* The exhibits to this agreement, as set forth in the List of Exhibits located on page (i), have not been filed herewith. The Registrant agrees to furnish supplementally a copy of any omitted exhibit to the Commission upon request.

+ Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.



                                      SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Health Systems Design Corporation


Date:  May 14, 1997

                                           By:  /s/ Richard C. Auger
                                                ------------------------------
                                                Richard C. Auger, Chairman and
                                                Chief Executive Officer

                                           By:  /s/ Steven J. Correia
                                                ------------------------------
                                                Steven J. Correia,
                                                Chief Financial Officer

                           HEALTH SYSTEMS DESIGN CORPORATION
                                  INDEX TO EXHIBITS

EXHIBIT                                 DESCRIPTION
-------                                 -----------

10.27 Master Agreement, dated January 24, 1997 between the Registrant and Blue Cross/Blue Shield of North Carolina +*
11.1    Computation of net loss per share

_____

+ Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* The exhibits to this agreement, as set forth in the List of Exhibits located on page (i), have not been filed herewith. The Registrant agrees to furnish supplementally a copy of any omitted exhibit to the Commission upon request.