Form 10-Q
period 1997-06-30
HEALTH SYSTEMS DESIGN CORP
filed 1997-08-12
CIK 1005697

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

Commission file number           0-27502
                              -------------

                        HEALTH SYSTEMS DESIGN CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            94-3235734
(State or other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

                    1330 BROADWAY, OAKLAND, CALIFORNIA  94612
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

                               Yes __X__  No____

The registrant had 6,520,126 shares of common stock outstanding as of June 30, 1997.

Exhibit index is located on page 10

                       HEALTH SYSTEMS DESIGN CORPORATION

                                     INDEX

PART I.    FINANCIAL INFORMATION                                           PAGE

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets -
              June 30, 1997 and September 30, 1996                            2

              Consolidated Statements of Operations -
              Three Months and Nine Months ended
              June 30, 1997 and 1996                                          3

              Consolidated Statements of Cash Flows -
              Nine Months ended June 30, 1997 and 1996                        4

              Notes to Consolidated Financial Statements                      5


      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       6


PART II.    OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K                                9

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                      HEALTH SYSTEMS DESIGN CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                    ASSETS

                                                                 JUNE 30,         SEPTEMBER 30,
                                                                   1997                1996
                                                              -------------      --------------

Current Assets:
   Cash and cash equivalents                                  $  13,045,208      $   15,254,042
   Accounts receivable, net of allowance for doubtful
       accounts of $175,000 at June 30 1997, and
       $100,000 at September 30, 1996                             3,752,654           3,661,984
   Unbilled revenue                                               1,351,080           1,469,533
   Prepaid expenses                                                 454,845             427,586
                                                              -------------      --------------
         Total current assets                                    18,603,787          20,813,145
                                                              -------------      --------------

Property and equipment:
     Computer equipment                                           3,171,933           2,454,204
     Office furniture and other                                   1,089,091             865,725
                                                              -------------      --------------
          Total property and equipment                            4,261,024           3,319,929
Less:  Accumulated depreciation                                  (1,464,993)           (765,203)
                                                              -------------      --------------
          Net property and equipment                              2,796,031           2,554,726
                                                              -------------      --------------
Deposits and other assets                                           127,002              83,211
                                                              -------------      --------------
Software development costs, net of accumulated
    amortization of $532,313 and $390,508 at June 30, 1997
    and September 30,1996, respectively                             712,654             305,970
                                                              -------------      --------------
          Total assets                                        $  22,239,474      $   23,757,052
                                                              -------------      --------------
                                                              -------------      --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligations              $       -          $        3,505
    Accounts payable                                                714,815             693,269
    Accrued liabilities                                             598,718             746,358
    Unearned revenue                                              1,265,893           1,201,913
                                                              -------------      --------------
         Total current liabilities                                2,579,426           2,645,045

Stockholders' equity:
     Preferred stock, $.001 par value, 1,000,000 shares
           authorized, none outstanding                               -                   -
     Common stock, $.001 par value, 20,000,000 shares
          authorized, 6,520,126 and 6,433,766 shares issued and
          outstanding at June 30, 1997 and September 30, 1996,
          respectively                                                6,520               6,434
    Additional paid-in capital                                   22,999,061          22,842,130
    Treasury stock, 2,054 shares                                    (28,500)            (28,500)
    Deferred compensation                                           (47,219)            (59,039)
    Retained deficit                                             (3,269,814)         (1,649,018)

                                                              -------------      --------------
    Total stockholders' equity                                   19,660,048          21,112,007
                                                              -------------      --------------
          Total liabilities and stockholders' equity          $  22,239,474      $   23,757,052
                                                              -------------      --------------
                                                              -------------      --------------

                       HEALTH SYSTEMS DESIGN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             JUNE 30,                                 JUNE 30,
                                                --------------------------------       ---------------------------------
                                                     1997                1996                1997                1996
                                                ------------        ------------       -------------        ------------
Revenues:
   System sales                                 $  4,573,229        $  2,752,282       $  10,934,056        $  6,945,238
   Services and other                                657,571             446,662           1,741,579           1,298,748
                                                ------------        ------------       -------------        ------------
        Total revenues                             5,230,800           3,198,944          12,675,635           8,243,986
Cost of revenues                                   1,680,797             932,303           4,407,695           2,516,350
                                                ------------        ------------       -------------        ------------
         Gross margin                              3,550,003           2,266,641           8,267,940           5,727,636
                                                ------------        ------------       -------------        ------------

Operating expenses:
    General and administrative                     1,354,046           1,047,653           4,131,753           2,572,303
    Sales and marketing                              919,592             771,503           2,967,125           1,869,255
    Product development                            1,530,108           1,078,026           3,317,554           2,574,604
                                                ------------        ------------       -------------        ------------
        Total operating expenses                   3,803,746           2,897,182          10,416,432           7,016,162
                                                ------------        ------------       -------------        ------------
        Loss from operations                        (253,743)           (630,541)         (2,148,492)         (1,288,526)
Interest income (expense), net                       166,469             230,855             527,696            (158,466)
                                                ------------        ------------       -------------        ------------
        Loss before provision for
          income taxes                               (87,274)           (399,686)         (1,620,796)         (1,446,992)
Provision for income taxes                                 -                   -                   -                   -
                                                ------------        ------------       -------------        ------------
Net loss                                          $  (87,274)        $  (399,686)      $  (1,620,796)      $  (1,446,992)
                                                ------------        ------------       -------------        ------------
                                                ------------        ------------       -------------        ------------
Net loss per share                                  $  (0.01)           $  (0.06)           $  (0.25)           $  (0.26)
                                                ------------        ------------       -------------        ------------
                                                ------------        ------------       -------------        ------------
Weighted average common and common
equivalent shares outstanding                      6,495,558           6,672,699           6,462,643           5,535,900
                                                ------------        ------------       -------------        ------------
                                                ------------        ------------       -------------        ------------


                            HEALTH SYSTEMS DESIGN CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                             ----------------------------------
                                                                                   1997                1996
                                                                             --------------      --------------
Cash flows from operating activities:
     Net loss                                                                $  (1,620,796)      $  (1,446,992)
     Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
               Depreciation and amortization                                       851,309             400,128
               (Gain) loss on asset disposals                                         (439)             (5,000)
               Amortization of deferred compensation                                11,820              15,816
               Write-off of debt discount                                                -             350,000
               Changes in current assets and liabilities:
                    Accounts receivable                                            (90,670)           (934,156)
                    Unbilled revenue                                               118,453            (951,868)
                    Prepaid expenses                                               (27,259)           (474,965)
                    Accounts payable                                                21,546              21,949
                    Accrued liabilities                                           (147,640)            318,766
                    Unearned revenue                                                63,980             164,636
                                                                             --------------      --------------
                        Net cash used in operating activities                     (819,696)         (2,541,686)
                                                                             --------------      --------------

Cash flows from investing activities:
    Purchases of property and equipment                                           (955,370)         (1,201,957)
    Proceeds from sale of property and equipment                                     5,000               5,000
    Capitalization of software development costs                                  (548,489)           (206,538)
    Other assets                                                                   (43,791)             81,437
                                                                             --------------      --------------
          Net cash used in investing activities                                 (1,542,650)         (1,322,058)
                                                                             --------------      --------------

Cash flows from financing activities:
     Borrowings from line of credit                                                      -             450,000
     Payments under line of credit                                                       -            (958,427)
     Borrowings from notes payable                                                       -           1,500,000
     Payments under notes payable and capital leases                                (3,505)         (2,459,945)
     Proceeds from issuance of common stock, net of issuance costs                                  21,722,965
     Proceeds from exercise of common stock options                                157,017             483,180
                                                                             --------------      --------------
           Net cash provided by financing activities                               153,512          20,737,773
                                                                             --------------      --------------
           Net increase (decrease) in cash and cash equivalents                 (2,208,834)         16,874,029
Cash and cash equivalents at beginning of period                                15,254,042             149,218
                                                                             --------------      --------------
Cash and cash equivalents at end of period                                   $  13,045,208       $  17,023,247
                                                                             --------------      --------------
                                                                             --------------      --------------

Supplemental disclosure of cash flow information:
     Interest paid                                                           $          21       $     122,726
     Taxes paid                                                              $       5,600       $         800

Supplemental disclosure of noncash transactions:
     Cancellation of advances from stockholder through issuances
     of notes payable                                                        $           -       $     500,000
     Warrants exercised for common stock                                     $           -       $     475,000


                       HEALTH SYSTEMS DESIGN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.
These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year then ended September 30, 1996, included in the Company's Form 10-K Annual Report.

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

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides managed care information systems software to healthcare organizations that use managed care techniques to deliver services, manage financial risk and control costs. The Company introduced its first internally financed and developed application, Diamond 725, in fiscal 1992, followed by Diamond 950C/S and Diamond Objects in fiscal 1995
and Diamond 725Q in fiscal 1996.      The Company's revenues are derived from
licensing Diamond 725, Diamond 725Q, Diamond 950C/S and Diamond Objects, providing the associated implementation, modification, support and consulting services, and reselling third party hardware and software products. License revenues are recognized on a percentage of completion basis based on the labor hours required to implement the system. Implementation, modification, support and consulting fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Third party hardware and software fees are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $5,231,000 and $3,199,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 64%. Total revenues were $12,676,000 and $8,244,000 for the nine months ended June 30, 1997 and 1996, respectively, representing an increase of 54%. The growth in total revenues is attributable primarily to an increase in the number and size of Diamond implementations and modification projects in progress during the period, as well as an increase in third party hardware and software sales.

    During the nine months ended June 30, 1997, the Company executed its largest contract to date with Blue Cross/Blue Shield of North Carolina, which includes a license to use Diamond 950C/S, as well as implementation and product modification services. The relationship with Blue Cross and Blue Shield of North Carolina contributed approximately $1,005,000 and $1,318,000 in revenues for the three and nine months ended June 30, 1997, respectively.

    The Company's relationship with Blue Cross and Blue Shield of Florida, which commenced in November 1995, contributed approximately $1,161,000 in revenues for the three months ended June 30, 1997 compared with $1,363,000 in the prior year period. For the nine months ended June 30, 1997 and 1996, the project contributed revenues of $2,560,000 and $2,701,000, respectively.

    SYSTEM SALES. System sales revenues, which includes license, implementation, modification and third party hardware and software fees, were $4,573,000 and $2,752,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 66%. System sales revenues were $10,934,000 and $6,945,000 for the nine months ended June 30, 1997 and 1996 respectively, representing an increase of 57%. Revenues associated with Diamond 950C/S were partially responsible for the increase in systems sales revenues, with the Company experiencing significant increases in Diamond 950C/S implementation and modification fees for the three months ended June
30, 1997 compared to the year earlier period.   A significant increase in
third party hardware and software revenues associated with these sales was also responsible for the increase in system sales revenues for the three and nine months ended June 30, 1997.

    SERVICES AND OTHER. Services and other revenues, which includes support fees, were $658,000 and $447,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 47%. Services and other revenues were $1,742,000 and $1,299,000 for the nine months ended June 30, 1997 and 1996, respectively, representing an increase of 34%. Support fees continued to account for the majority of services and other revenues. The increase in services and other revenues was due primarily to the expansion of the installed base for the Diamond products.

    COST OF REVENUES. Cost of revenues was $1,681,000 and $932,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 80%. Cost of revenues was $4,408,000 and $2,516,000 for the nine months ended June 30, 1997 and 1996, respectively, representing an increase of 75%. Cost of revenues increased primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. Additionally, the cost of hardware and third party software increased significantly over the comparable period proportionate with an increase in hardware and third party software revenues. Cost of revenues increased from 29% of total revenues in the three months ended June 30, 1996 to 32% of total revenues in the three months ended June 30, 1997. The cost of revenues as a percentage of sales is dependent on the mix of license, service, and third party hardware and software revenues, and may fluctuate over time as these revenue sources fluctuate.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,354,000 and $1,048,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 29%. General and administrative expenditures were $4,132,000 and $2,572,000 for the nine months ended June 30, 1997 and 1996, respectively, representing an increase of 61%. The increase in general and administrative expenses was due primarily to staff additions and investment in infrastructure to support the Company's expanded operations, as well as fulfilling the obligations of being a public company.

    SALES AND MARKETING. Sales and marketing expenditures were $920,000 and $772,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 19%. Sales and marketing expenditures were $2,967,000 and $1,869,000 for the nine months ended June 30, 1997 and 1996, respectively, representing an increase of 59%. The increase in sales and marketing expenses was due to the Company's continued emphasis on the expansion of its sales and marketing department to better address market demand for its products.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $1,530,000 and $1,078,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 42%. Product development expenditures, net of software capitalization, were $3,318,000 and $2,575,000 for the nine months ended June 30, 1997 and 1996, respectively, representing an increase of 29%. The Company capitalized $188,000 and $116,000 of product development costs in the three months ended June 30, 1997 and 1996, respectively, and $548,000 and $207,000 in the nine months ended June 30, 1997 and 1996, respectively. The increase in product development expenditures is due primarily to the continued development of Diamond 950C/S and Diamond 725, including increased staffing and the hiring of technical consultants to assist such efforts. Although the product development costs decreased as a percentage of revenues for the quarter, the Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the future.

    INTEREST INCOME AND EXPENSE. Interest income was $166,000 and $231,000, respectively, for the three months ended June 30, 1997 and 1996, respectively. Interest income was $528,000 and interest expense was $158,000 for the nine months ended June 30, 1997 and 1996, respectively.

    The interest income for the three months and nine months ended June 30, 1997 and the three months ended June 30, 1996, resulted primarily from the cash proceeds from the initial public offering completed on March 5, 1996. Interest expense for the comparable year earlier periods related to capital leases and interest on notes payable, all of which were substantially paid off during the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $820,000 and $2,542,000 in the
nine months ended June 30, 1997 and 1996, respectively.   In the nine months
ended June 30, 1997, net cash used in operating activities resulted primarily from the net loss for the period, partially offset by depreciation and amortization.

    Net cash used in investing activities was $1,543,000 and $1,322,000 in the nine months ended June 30, 1997 and 1996, respectively, and consisted primarily of purchases of computer equipment and furniture related to the expansion of the corporate offices and an increase in software capitalization due to new product development projects.

    Net cash provided by financing activities was $154,000 and $20,738,000 in
the nine months ended June 30, 1997 and 1996, respectively.   In the nine
months ended June 30, 1997, net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options by employees. In the nine months ended June 30, 1996, net cash provided by financing activities consisted primarily of proceeds from the initial public offering on March 5, 1996.

    As of June 30, 1997 and 1996, the Company had cash and cash equivalents in the amounts of $13,045,000 and $17,023,000, respectively. The Company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.


    "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the Company's dependence on a single product line, the recent introduction of Diamond 950C/S, which is based on client/server technology, dependence of the Company's results of operations on its relationship with certain large customers, the variable nature of the Company's operating results, the length of the Company's sales cycle, the Company's dependence on key personnel, intense competition, and other risks described in the Company's Securities and Exchange Commission filings.

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


                                   Health Systems Design Corporation


Date:  August 12, 1997
                                   By: /s/ Russell J. Harrison
                                      -------------------------------------
                                       Russell J. Harrison, President and
                                       Chief Executive Officer

                                   By: /s/ Steven J. Correia
                                      -------------------------------------
                                       Steven J. Correia,
                                       Acting Chief Financial Officer

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS


EXHIBIT                       DESCRIPTION
-------                       -----------

11.1          Computation of net loss per share