Form 10-K
period 1997-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1997-12-29
CIK 1005697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

 /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                    OR

 / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to

                        Commission file number 0-27502.

                            ------------------------

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

                                                         Name of each exchange on which
                Title of each Class                                registered
                       NONE                                           NONE

    Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of November 29, 1997, 6,534,807 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $27,532,563.

    Documents incorporated by reference: Definitive proxy statement for the company's annual meeting of stockholders to be held on March 24, 1998--Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    OVERVIEW. Health Systems Design Corporation is a leading provider of managed care information systems software to payors and providers of managed care products and services. The Company's DIAMOND product line consists of DIAMOND 725, DIAMOND 950C/S and DIAMOND 725Q. The DIAMOND products manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management. DIAMOND 950C/S is one of the first core administrative client/server products offered to the managed care industry. HSD markets its products primarily through its direct sales force. In addition, the Company has a marketing relationship with Shared Medical Systems Corporation ("SMS"), a supplier of information processing systems and services to health care organizations.

    The DIAMOND products are UNIX-based which operate on a variety of hardware platforms. While the products incorporate similar functionality, each is designed to meet the requirements of different types of managed care organizations. DIAMOND 725 provides a system for mid-size managed care organizations, whereas DIAMOND 950C/S, which employs an open system architecture and incorporates a graphical user interface and relational database, is designed for organizations seeking advanced technology, particularly larger organizations with high transaction requirements and more complex networks. The Company's most recent product, DIAMOND 725Q, provides a system for smaller managed care organizations which do not require all of the functionality of DIAMOND 725. HSD provides its customers with implementation, training, modification, support and other services to ensure that its customers maximize the benefits of the Company's DIAMOND products. A significant portion of the Company's revenues are derived from providing these services to its customers.

    As a result of the industry shift toward managed care, the Company's introduction of DIAMOND 950C/S and other factors, the Company has experienced continued growth in its customer base. Of the Company's 101 customers at September 30, 1997, 19 were added during fiscal 1997.

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

    Substantially all of the Company's operations are in one industry segment--developing and selling managed care information systems. Therefore, no separate industry segment information is presented.

    INDUSTRY BACKGROUND. As a result of the traditional fee-for-service model of payment for medical services, health care delivery costs in the United States have increased dramatically in recent years. Payors such as employers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), traditional indemnity insurers and third party administrators ("TPAs") are responding to these escalating health care costs by shifting, generally under capitated payment arrangements, a portion of the financial risk associated with the delivery of health care to providers such as physicians, hospitals and integrated health care delivery systems. This shift has caused providers to form groups or networks and to affiliate with independent practice associations ("IPAs"), management service organizations ("MSOs") and physician hospital organizations, and has provided an impetus for consolidation among hospitals and resulted in the proliferation of integrated health care delivery systems. As a result, providers are being required to manage financial risk and enhance their understanding of treatment costs, variability of costs and cost control measures while demonstrating their ability to provide quality care. Demand has intensified for health care information systems for use by payors and providers that have assumed financial risk as pressure to control health care costs has increased.

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

    PRODUCTS. The Company's DIAMOND product line consists of DIAMOND 725, DIAMOND 950C/S and DIAMOND 725Q. The Company's DIAMOND products manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management. The DIAMOND products are UNIX-based and operate on a variety of hardware systems, enabling the Company to market them as flexible systems compatible with many of the hardware platforms favored by existing and potential customers.

                                DIAMOND MODULES

MODULE                                                                          DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
Members and Groups......................................  Supports enrollment processes
                                                          Maintains eligibility, benefit and member-level provider
                                                            assignment information

Electronic Data Interchange (EDI).......................  Allows batch processing of enrollment and claims data

Provider Contracting and Network Management.............  Defines and manages multiple provider networks and affiliations, and specific provider reimbursement
                                                            arrangements

Authorizations..........................................  Processes referrals, authorizations and hospital precertifications
                                                          Interfaces with claims so that adjudication results can
                                                            vary by authorization status

Claims Pricing and Adjudication.........................  Calculates price for services rendered
                                                          Applies benefits and eligibility information
                                                          Applies duplicate checking and other transaction logic
                                                          Interfaces with clinical editors

Capitation and Risk Pool Management.....................  Calculates capitated reimbursement
                                                          Debits budgeted dollars or funds with utilization
                                                          Applies stoploss limits

Accounts Payable........................................  Supports claims and capitation payables
                                                          Generates full 1099 reporting

Premium Billing and Accounts Receivable.................  Supports premium billing and accounts receivable

MODULE                                                                          DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
Reporting...............................................  Generates standard utilization and cost reporting
                                                          Includes correspondence generation
                                                          Supports AD HOC reporting

Customer Service........................................  Tracks communication and correspondence between a health plan and its customers

Medicaid and Medicare Interfaces........................  Interfaces to federal and state governments for eligibility information
                                                          Manages capitated reimbursement for providers with
                                                            Medicare contracts and Medicaid contracts

    DIAMOND 725 is the Company's initial internally developed managed care information system. Introduced in 1992, DIAMOND 725 is designed to address the needs of a wide spectrum of payor and provider organizations. The functionality provided by DIAMOND 725 supports the critical operational tasks of managed health care organizations ranging from start-up companies to mid-sized mature companies seeking an established managed care information system that is cost effective and easy to support.

    DIAMOND 950C/S was released in 1995 as an information system for large managed care organizations demanding advanced technologies. DIAMOND 950C/S employs an open system architecture and incorporates the Oracle relational database, PowerBuilder application development tools and a Microsoft Windows graphical user interface. The advantages of DIAMOND 950C/S include broad scalability, a high degree of information access using Structured Query Language ("SQL") reporting tools, and a wide range of architectural options in deploying system resources across geographically dispersed organizations, centralized processing, and other topologies. The Windows-compliant front-end provides DIAMOND 950C/S with the advantages of Microsoft's Windows technology. The Company believes that DIAMOND 950C/S represents a significant advantage for those organizations that are positioning themselves to respond to a data-driven health care environment. DIAMOND 950C/S can be integrated with other products in a two-tier or three-tier architecture and incorporates SQL accessibility and application program interfaces. Its capitation function supports cascading capitation and multi-layered risk fund arrangements, increasingly required by sophisticated managed care organizations.

    DIAMOND 725Q, released in 1996, offers an entry-level system solution for start up managed care organizations. With standard files pre-defined, DIAMOND 725Q offers a shorter implementation timeframe, simplified system set-up, and an emphasis on user and operations training. It provides an opportunity for organizations to make a smaller initial investment that will be protected when the organization migrates to other DIAMOND products as it grows.

    License fee levels for the Company's direct customers are determined by the number of users, with customers paying additional license and support fees as the number of licensed users increases. The Company's direct customers pay minimum license fees of $192,000, $320,000 and $85,000 for DIAMOND 725, DIAMOND 950C/S and DIAMOND 725Q, respectively. Actual license fees can be substantially higher depending on the number of concurrent system users.

    IMPLEMENTATION, SERVICES AND SUPPORT. IMPLEMENTATION. HSD's implementation services consist primarily of analysis of the hardware, software, interfaces, networking, data conversion and personnel needs of its customers, installation and testing of the software and detailed, client-specific training at the customers' sites. Implementation of DIAMOND 725 and DIAMOND 725Q range from four to six months. DIAMOND 950C/S implementations are nine to twelve months in duration.

    TRAINING PROGRAM. HSD provides a comprehensive training program to its customers. Training classes are offered primarily through in-house facilities at the Company's headquarters in Oakland, California and in Atlanta, Georgia.

    SUPPORT. To ensure the most effective use of its products, HSD requires each of its direct customers to enter into a minimum 24-month support contract with the Company. The Company's software support services include rights to receive unspecified product updates, upgrades and enhancements, telephone and dial-up support and on-site reviews.

    MODIFICATIONS. Because systems requirements of managed care organizations vary, some clients request specific modifications to the standard DIAMOND product. HSD provides these modification services to its clients for an additional fee. Modifications requested by clients are typically incorporated in the standard DIAMOND product.

    SALES AND MARKETING. HSD markets its products primarily through its direct sales force. In addition, the Company has a marketing relationship with SMS. As of September 30, 1997, the Company's direct sales force consisted of 9 account executives located in the Company's Oakland, California; Atlanta, Georgia; Oak Brook, Illinois and Novi, Michigan offices. In addition to this sales force, HSD employs a 17-person marketing, sales support and product specialist team. To increase market share in other segments not fully addressed by HSD directly, the Company has entered into strategic alliances with various service organizations, third party hardware and software vendors. The Company is also seeking to develop additional strategic relationships.

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

    Pursuant to the SMS Agreement, SMS was granted 30 software licenses for resale at a stated price. For these 30 licenses, the Company recognizes Diamond 725 license fees when a Diamond 725 contract between SMS and the end-user is executed, and recognizes Diamond 950 C/S license fees upon successful implementation of the system at the site of an SMS end-user. For term license agreements, the Company recognizes revenues ratably over the term of the license agreement between SMS and the end-user, which term typically extends five to seven years. For those licenses after the first 30 licenses under the original agreement, SMS pays the Company a percentage of the license fee charged to the end-user. SMS must also pay HSD a percentage of all support fees paid to SMS by its end-users. During fiscal 1997 and 1996, approximately 2% and 11%, respectively, of the Company's total revenues were generated by SMS.

    In December 1997, the Company entered into an amendment to the SMS Agreement for the purpose of resolving certain disagreements between the parties and jointly pursuing opportunities in the European payor organization markets, amongst other matters. The amendment provides for a $4 million credit pool against which SMS may charge billings for services rendered by the Company, as well as future royalties payable by SMS to license the Diamond products in Europe. Because of the credit pool, the Company is not expected to generate significant revenues from SMS in the near future. In addition, the Company has agreed to provide certain services and enhancements to the Diamond software for SMS's payor markets. In return, SMS will undertake significant investments in the European payor organization markets and has agreed not to initiate litigation for certain matters, provided the Company satisfies specified obligations. As a result of this amendment, the Company accrued approximately $800,000 as of September 30, 1997 to cover anticipated costs related to performance disagreements under the original SMS Agreement.

    CUSTOMERS. The Company's customers include HMOs, PPOs, integrated delivery systems, health insurance companies, TPAs and managed Medicaid and Medicare risk plans.

    The following chart, showing the total number of customers added by the Company and SMS in each of the last six fiscal years, illustrates the growing diversity of the current customers for the Company's DIAMOND products:

                                           FISCAL
                                          1992 AND   FISCAL   FISCAL   FISCAL   FISCAL   FISCAL
CUSTOMER                                   PRIOR      1993     1994     1995     1996     1997    TOTAL
----------------------------------------  --------   ------   ------   ------   ------   ------   -----
HMOs....................................       1        1        6       --        7       10       25
Provider organizations..................    --          1        1        8       13        8       31
PPOs....................................       1       --        2        4        2       --        9
TPAs....................................       2        3        2        4       --       --       11
Managed Medicaid and Medicare risk
  plans.................................      --        3        6       10        5        1       25
  Total systems.........................       4        8       17       26       27       19      101

    PRODUCT DEVELOPMENT. To date, the Company has concentrated its product development efforts on the DIAMOND products. The Company has used object-oriented technologies that simplify the development, maintenance and customization of its products. At September 30, 1997, the Company had 47 employees in the engineering department, which is responsible for product development and technical services. During fiscal 1997, 1996 and 1995, the Company's product development expenses, net of capitalized development expenses, were approximately $5,023,655, $3,443,000, and $1,811,000, respectively. In most cases, product enhancements and modifications funded by customers are subsequently incorporated into the Company's products. To the extent that customers continue to request complex custom enhancements, it may become increasingly difficult to meet these requests and maintain standardized product releases. Although to date the Company has been successful in accommodating customer requests for enhancements while maintaining a standard product line, there can be no assurance that it will be able to do so in the future.

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

    COMPETITION. The market for managed care information systems is highly competitive, and the Company expects competition to intensify in the future. The Company faces direct competition from a number of companies that offer similar systems, such as AMISYS Managed Care Systems, (now part of HBOC Inc.), Computer Science Corporation, Erisco (a division of the Cognizant Corporation formerly

The Dun & Bradstreet Corporation), Resource Information Management Systems, EDS and Health Systems Integration, Inc. (a subsidiary of The Compucare Company). HSD also faces competition from companies offering products with less advanced functionality to the lower-end of the market, such as Fred Rothenberg & Associates, Mariner, Physmark, QMACS and Sunquest. In addition, the Company competes with in-house systems developed by large managed care organizations. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. HSD competes on the basis of functionality, technology, product quality, product features (scalability, flexibility, performance and ease of use), price, customer service and support. In the future, additional competitors could enter the market, including providers of information systems to other segments of the health care industry, and compete with the Company. Most of the Company's sales are derived from competitive procurement processes managed directly by sophisticated clients or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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

    EMPLOYEES. As of September 30, 1997, the Company employed 139 people on a full-time basis, including 47 in engineering, 26 in sales and marketing, 12 in client support, 29 in client services and 25 in administration and finance. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

    EXECUTIVE OFFICERS OF THE COMPANY. The executive officers of the Company and their ages as of September 30, 1997, are as follows:

NAME                                              AGE                       POSITION
--------------------------------------------      ---      ------------------------------------------
Richard C. Auger............................          53   Chairman of the Board
Russell J. Harrison.........................          52   President and Chief Executive Officer
Steven J. Correia...........................          33   Acting Chief Financial Officer

    Richard C. Auger, a co-founder of the Company, has been Chief Executive Officer and Chairman of the Board of the Company since August 1988. In addition, Mr. Auger served as President of the Company from August 1988 to January 1996 and Chief Executive Officer until August 1997. Prior to joining the Company, Mr. Auger was founder and president of Worth, Auger & Associates, one of the first managed care systems companies. Mr. Auger holds a B.A. and an M.A. degree in Economics from the University of California, Davis.

    Russell J. Harrison has served as President and Chief Executive Officer since August, 1997. Mr. Harrison was Vice President and Chief Information Officer at Paris-based SITA Globetel Company S.C. from March 1996 to August 1997. Prior to his time at SITA Globetel, Mr. Harrison served as Chief Executive Officer of 3Net Systems, a provider of client/server solutions to the healthcare industry, from August 1993 to September 1995, and Chairman until November 1995, and has also served as Chief Information Officer of McKesson Corporation from September 1991 to August 1993. Mr. Harrison was also founding President of AMR Information Systems, Inc., a wholly owned subsidiary of AMR Corporation, parent of American Airlines from 1986 to 1991 and also served as Senior Vice President at Bank of America 1975 to 1986.

    Steven J. Correia has served as Acting Chief Financial Officer of the Company since April 1997. From August 1994 to April 1997, Mr. Correia was Accounting Manager of the Company. Mr. Correia worked as manager for a regional public accounting firm from August 1986 to August 1994. Mr. Correia holds a B.S. degree in Business Administration from California State University at Hayward and is a Certified Public Accountant in the state of California.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, customer support and research and development facility is located in approximately 60,000 square feet of office space in Oakland, California. This facility is leased to the Company under a lease that expires in October 1999. The Company also has branch offices in Atlanta, Georgia; Oak Brook, Illinois and Novi, Michigan. The Company believes its facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Inapplicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock commenced trading on the NASDAQ National Market on March 5, 1996 under the symbol HSDC. The following table presents the high and low closing sale prices during the fiscal year for the Company's common stock as reported by the NASDAQ National Market.

FISCAL 1996                                                                          HIGH        LOW
---------------------------------------------------------------------------------   -------    -------
Second Quarter (from March 5, 1996)..............................................    19 3/4     13 3/4
Third Quarter....................................................................    21 1/2     13
Fourth Quarter...................................................................    16 3/8      9 1/2

FISCAL 1997                                                                          HIGH        LOW
---------------------------------------------------------------------------------   -------    -------
First Quarter....................................................................    12          7 3/4
Second Quarter...................................................................     9 5/8      6
Third Quarter....................................................................     7 3/8      3 7/8
Fourth Quarter...................................................................    15          5 7/8

    As of November 29, 1997, there were approximately 55 registered holders of record of the Company's common stock.

    The Company has never paid cash dividends, currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    At the effective date of the initial public offering, March 5, 1996 (Registration Statement #333-00094), the Company received $21,723,000, net of expenses, as a result of the issuance of its common stock. The proceeds to date have been used to pay off approximately $3,120,000 of short and long-term debt and to purchase approximately $3,506,000 of furniture and equipment. Approximately $3,900,000 has been used as working capital.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data presented below has been derived from the Company's financial statements.

                                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                                 -----------------------------------------------------
                                                                   1997       1996       1995       1994       1993
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
  System sales.................................................  $  14,269  $  10,639  $   5,560  $   4,513  $   2,180
  Services and other...........................................      2,497      1,813      1,217        520        214
                                                                 ---------  ---------  ---------  ---------  ---------
    Total revenues.............................................     16,766     12,452      6,777      5,033      2,394
Cost of revenues...............................................      6,804      3,699      2,538      1,667        844
                                                                 ---------  ---------  ---------  ---------  ---------
Gross margin...................................................      9,962      8,753      4,239      3,366      1,550
                                                                 ---------  ---------  ---------  ---------  ---------
Operating expenses:
  General and administrative...................................      5,646      3,806      2,147      1,575        858
  Sales and marketing..........................................      3,821      2,750      1,059        706        473
  Product development..........................................      5,023      3,444      1,811        874        172
                                                                 ---------  ---------  ---------  ---------  ---------
    Total operating expenses...................................     14,490     10,000      5,017      3,155      1,503
                                                                 ---------  ---------  ---------  ---------  ---------
    Income (loss) from operations..............................     (4,528)    (1,247)      (778)       211         47
Interest, net..................................................        673         40        (72)       (42)       (42)
                                                                 ---------  ---------  ---------  ---------  ---------
    Income (loss) before provision for income taxes............     (3,855)    (1,207)      (850)       169          5
Benefit (provision) for income taxes...........................         (1)        (1)        97         (4)        (1)
                                                                 ---------  ---------  ---------  ---------  ---------
    Income (loss) before cumulative effect of change in
      accounting for income taxes..............................     (3,856)    (1,208)      (753)       165          4
Cumulative effect of change in accounting for income taxes.....          0          0          0        (32)         0
                                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss)..............................................  $  (3,856) $  (1,208) $    (753) $     133  $       4
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss) per share....................................  $   (0.60) $   (0.21) $   (0.16) $    0.03  $  --
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding............................      6,479      5,737      4,760      4,756      4,756

                                                                                    SEPTEMBER 30,
                                                                -----------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
Balance Sheet Data:
Working capital (deficit).....................................  $  13,347  $  18,168  $  (1,145) $    (101) $      83
Total assets..................................................     22,077     23,757      3,652      2,686      1,262
Short-term borrowings.........................................     --              4        954        627        311
Long-term borrowings..........................................     --         --            520        147        100
Total stockholders' equity (deficit)..........................     17,459     21,112       (273)       477        344

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was founded in July 1988 to provide managed care information systems software to health care organizations that use managed care techniques to deliver services, manage financial risk and control costs. Since inception, the Company has invested substantially all of its operating cash flow in product and business development. The Company introduced its first internally developed product, DIAMOND 725 (formerly known as DIAMOND BBx) in fiscal 1992, followed by DIAMOND 950C/S (formerly known as DIAMOND Client/Server) in fiscal 1995 and DIAMOND 725Q (formerly known as DIAMOND Quick Start) in fiscal 1996.

    The Company's revenues to date have been derived from licensing the DIAMOND products, providing the associated implementation, modification, support and consulting services, and, to a lesser extent, reselling third-party software and hardware. Software licenses typically are granted on a perpetual basis, although the Company may also grant multi-year, non-cancelable term licenses. License fees are determined according to the number of users licensed. HSD requires each of its direct customers to enter into a minimum 24-month support contract with the Company. From time to time, customers request that the Company provide third-party hardware in connection with system sales. Such sales of third-party hardware accounted for 7%, 0.3%, and 3% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively.

    The Company expects that license fee and service revenues associated with DIAMOND 725, DIAMOND 950C/S and DIAMOND 725Q will account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's financial performance will depend largely on the continued growth in demand for operational managed care information systems and the tools to implement such systems.

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

    In fiscal 1994, the Company entered into a marketing agreement with SMS. Pursuant to this agreement, SMS was granted 30 software licenses for resale at a stated price. For these 30 licenses, the Company recognizes DIAMOND 725 license fees when a DIAMOND 725 contract between SMS and the end-user is executed, and recognizes DIAMOND 950C/S license fees upon successful implementation of the system at the site of an SMS end-user. For term license agreements, the Company recognizes revenues ratably over the term of the license agreement between SMS and the end-user, which term typically extends five to seven years. For those licenses after the first 30 licenses under the original agreement, SMS pays the Company a percentage of the license fee charged to its end-users. SMS must also pay HSD a percentage of all support fees paid to SMS by its end-users. The SMS relationship accounted for 2%, 11%, and 25% of total revenues in fiscal 1997, 1996 and 1995, respectively. Because of the amendment to the SMS Agreement, as described in Item 1--RELATIONSHIP WITH SMS, revenues from SMS are expected to be negligible in the near future, until the credit pool is exhausted.

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

YEAR 2000 ISSUES

    In considering potential costs associated with modifying computer software for the year 2000, the Company does not expect to incur any significant costs for its internal computer systems or the systems it has developed and is marketing to its customers.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, certain statement of operations data expressed as a percentage of total revenues:

                                                              FISCAL YEAR ENDED SEPTEMBER
                                                                          30,
                                                              ---------------------------
                                                               1997      1996      1995
                                                              -------   -------   -------
Revenues:
  System sales..............................................     85.1%     85.4%     82.0%
  Services and other........................................     14.9      14.6      18.0
                                                              -------   -------   -------
    Total revenues..........................................    100.0     100.0     100.0
Cost of revenues............................................     40.6      29.7      37.4
                                                              -------   -------   -------
Gross margin................................................     59.4      70.3      62.6
                                                              -------   -------   -------
Operating expenses:
  General and administrative................................     33.6      30.6      31.8
  Sales and marketing.......................................     22.8      22.1      15.6
  Product development.......................................     30.0      27.6      26.7
                                                              -------   -------   -------
    Total operating expenses................................     86.4      80.3      74.1
    Loss from operations....................................    (27.0)    (10.0)    (11.5)
Interest expense, net.......................................      4.0       0.3      (1.0)
                                                              -------   -------   -------
    Loss before provision for income taxes..................    (23.0)     (9.7)    (12.5)
Benefit (provision) for income taxes........................    --        --          1.4
                                                              -------   -------   -------
Net loss....................................................    (23.0)%    (9.7)%   (11.1)%
                                                              -------   -------   -------
                                                              -------   -------   -------

    REVENUES

    Total revenues were $16,766,000, $12,452,000, and $6,777,000 in fiscal 1997,
1996 and 1995, respectively, representing increases of 35% from fiscal 1996 to fiscal 1997 and 84% from fiscal 1995 to fiscal 1996. The growth in total revenues is attributable primarily to increases in modification revenues for DIAMOND 950C/S, increases in support revenues from an increased client base and a larger portion of third party hardware and software sales. The Company's relationship with Blue Cross and Blue Shield of Florida, which commenced in November 1995, accounted for revenues of $3,799,000 in fiscal 1997. The Company's relationship with another "Blue," Blue Cross and Blue Shield of North Carolina, which commenced in January 1997, accounted for revenues of $1,922,000 in fiscal 1997. The SMS marketing relationship accounted for revenues of $415,000, $1,402,000, and $1,722,000 in fiscal 1997, 1996 and 1995, respectively. Revenues from this relationship are expected to be significantly lower in the future due to the amendment described in Item 1. License fees per customer continued to increase as the Company expanded product functionality and licensed its products to customers with a greater number of end-users.

    SYSTEM SALES. System sales revenues were $14,269,000, $10,639,000, and $5,560,000 in fiscal 1997, 1996 and 1995, respectively, representing increases of 34% from fiscal 1996 to fiscal 1997 and 91% from fiscal 1995 to fiscal 1996. Revenues associated with reselling third-party software and hardware represented 13%, 5%, and 11% of total revenues in fiscal 1997, 1996 and 1995, respectively, of which revenues associated with sales of third-party hardware represented 7%, 0.3%, and 3% in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, DIAMOND 725 accounted for approximately 36% of systems sales revenues, DIAMOND 950C/S accounted for approximately 62% of system sales revenues, and DIAMOND 725Q accounted for approximately 2% of systems sales revenue. The Company expects that DIAMOND 950C/S will continue to represent a significant portion of systems sales revenues over the next several years due to the higher systems sales revenues per client associated with sales of DIAMOND 950C/S. As a result, the Company's financial performance will depend largely on the market acceptance of DIAMOND 950C/S. System sales revenues consist of license fees for the Company's products, implementation and modification fees, and revenues associated with reselling third-party software and hardware.

    SERVICES AND OTHER. Services and other revenues were $2,497,000, $1,813,000, and $1,217,000 in fiscal 1997, 1996 and 1995, respectively, representing increases of 38% from fiscal 1996 to fiscal 1997 and 49% from fiscal 1995 to fiscal 1996. Support fees continued to account for the majority of services and other revenues. The increase in services and other revenues was due primarily to the expansion of the installed base for DIAMOND 725. Services and other revenues are comprised of system support, consulting and training revenues.

    COST OF REVENUES. The cost of revenues was $6,804,000, $3,699,000, and $2,538,000 in fiscal 1997, 1996 and 1995, respectively, representing increases of 84% from fiscal 1996 to fiscal 1997 and 46% from fiscal 1995 to fiscal 1996. Cost of revenues increased in absolute terms primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base, as well as a significant cost accrual related to the execution of the SMS amendment referred to in Item 1. Cost of revenues as a percentage of total revenues was 40.6%, 29.7% and 37.4% for the years ended September 30, 1997, 1996 and 1995, respectively. The cost of revenues as a percentage of total revenues is dependent upon the mix of license, service and third-party software and hardware revenues, and may fluctuate over time as the mix of total system sales revenues changes and was higher in fiscal 1997 due to the SMS accrual referred to in Note 12 of the financial statements. The cost of revenues consists of expenses directly related to sales of software licenses, associated implementation, modification services and third party hardware and software.

    OPERATING EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $5,646,000, $3,806,000, and $2,147,000 in fiscal 1997, 1996 and 1995, respectively, representing increases of 48% from fiscal 1996 to fiscal 1997 and 77% from fiscal 1995 to fiscal 1996. The increase in general and administrative expenditures was due primarily to staff additions and infrastructure to support the Company's expanded operations. The Company believes that the level of general and administrative expenses will continue to increase, although at a slower rate as the Company expands its staff to support a larger client base. General and administrative expenses include the salaries and benefits associated with general management, finance and administration, as well as costs associated with recruiting and facilities.

    SALES AND MARKETING. Sales and marketing expenditures were $3,821,000, $2,750,000, and $1,059,000 in fiscal 1997, 1996 and 1995, respectively, representing increases of 39% from fiscal 1996 to fiscal 1997 and 160% from fiscal 1995 to fiscal 1996. The increase in sales and marketing expenses in fiscal 1997 and 1996 was attributable to the growth of the Company's sales force, associated support personnel and increased marketing and promotional activities, although the rate of growth of these expenses decreased in fiscal 1997. During fiscal 1997 and 1996, HSD aggressively expanded its direct sales force. Sales and marketing expenses primarily include the salaries and benefits of the Company's direct sales force and the cost of product marketing, advertising, travel and product literature.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization costs, were $5,023,000 $3,444,000, and $1,811,000 in fiscal 1997,
1996 and 1995, respectively, representing increases of 46% from fiscal 1996 to fiscal 1997 and 90% from fiscal 1995 to fiscal 1996. The increase in product development expenditures, net of software capitalization costs, was attributable to significant costs associated with the DIAMOND 950C/S development effort, including increased staffing and the hiring of independent technical consultants to assist such efforts. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future. The Company capitalized $685,000, $277,000, and $314,000 in product development costs in fiscal 1997, 1996 and 1995, respectively. Product development expenses primarily include the salaries and benefits associated with the product development staff as well as an allocation of indirect costs.

    INTEREST INCOME (EXPENSE), NET

    Interest income, net of interest expense, was $673,000, $40,000, and ($72,000) in fiscal 1997, 1996 and 1995, respectively. The interest income in fiscal 1997 and fiscal 1996 was the result of the cash proceeds from the initial public offering completed in March 1996. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities. Interest expense consisted primarily of interest on short and long term debt and capital leases.

    INCOME TAXES

    The Company's benefit (provision) for income taxes was ($1,000), ($1,000), and $97,000 in fiscal 1997, 1996 and 1995, respectively. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," whereby income taxes are accounted for under the liability method. For financial reporting purposes, a 100% valuation allowance at September 30, 1997 has been recorded to offset the deferred tax assets recognized under SFAS No. 109 because the Company has historically not achieved significant levels of profitability, and there is inherent uncertainty as to when the Company will achieve future profitability.

    ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    The Company was required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" beginning October 1, 1996. The Company was also required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" beginning October 1, 1996. The adoption of these pronouncements did not have a material impact on the financial statements of the Company taken as a whole.

    For the year ending September 30, 1998, the Company will report its Earnings per Share (EPS) based upon the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." There is no pro forma effect of this accounting change on the year ended September 30, 1997. For the year ending September 30, 1999, the Company will report Comprehensive Income based upon the recently issued Statement of Financial Standards No. 130 (SFAS No. 130), "Comprehensive Income." There is no pro forma effect of this accounting change on the year ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1996, the Company completed an initial public offering of its common stock, raising $21,723,000 net of expenses. Net cash provided by (used in) operating activities was ($2,030,000), ($3,472,000), and $306,000 in fiscal 1997, 1996, and 1995, respectively. Net cash provided by operating activities in fiscal 1995 consisted primarily of an increase in unearned revenue and accounts payable offsetting the net loss for the year. Net cash used in operating activities in fiscal 1996 consisted primarily of the net loss for the year and an increase in accounts receivable, unbilled revenues and prepaid expenses, partially offset by an increase in accrued liabilities. Net cash used in operations in fiscal 1997 consisted primarily of a net loss and an increase in accounts receivable offset by an increase in accounts payable and accruals and depreciation and amortization.

    Net cash used in investing activities was $2,214,000, $2,180,000, and $1,004,000 in fiscal 1997, 1996, and 1995, respectively, and consisted primarily of acquisitions of computer equipment and furniture, as well as the capitalization of software development costs. The investment in computer equipment and furniture was directly related to the increase in the number of employees and the acquisition of computers for software development. Cash used for capitalized software development costs increased from approximately $277,000 in fiscal 1996 to $684,000 in fiscal 1997 as a result of the relative increase in overall research and development costs and slight changes in the amount of research and development capitalized.

    Net cash provided by financing activities was $184,000, $20,752,000, and $703,000 in fiscal 1997, 1996 and 1995, respectively. Financing activities consisted primarily of capital lease payments, lines of credit, stockholder loans, a $500,000 long-term note in fiscal 1995, $2,000,000 in notes and an initial public offering of the Company's common stock in fiscal 1996, and proceeds from exercise of common stock options in fiscal 1997.

    As of September 30, 1997, 1996 and 1995, the Company had cash in the amount of $11,195,000, $15,254,000, and $149,000.

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

    MARKET ACCEPTANCE, IMPLEMENTATION AND SUPPORT OF DIAMOND 950C/S (formerly known as DIAMOND CLIENT/SERVER). In fiscal 1996, the Company introduced DIAMOND 950C/S, which is based on client/server technology. The market for information systems based on client/server technology is continuing to evolve and the success of DIAMOND 950C/S is dependent in part upon the market acceptance of managed care information systems using client/server technology. Although initial customer implementation of DIAMOND 950C/S began in fiscal 1995, DIAMOND 950C/S was not used in live production by the Company's customers until the second quarter of fiscal 1996 and has achieved limited acceptance to date. Therefore, there can be no assurance that these customers will not experience operational or technical problems which could result in the termination of customer contracts. The Company faces greater challenges in installing and supporting DIAMOND 950C/S because of the complexity of client/server technology. Prior to DIAMOND 950C/S, the Company had limited experience in installing and supporting products with client/ server technology and there can be no assurance that the Company can obtain the necessary resources to install and support DIAMOND 950C/S in an efficient, cost effective and competitive manner. The failure of DIAMOND 950C/S to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RELATIONSHIP WITH SHARED MEDICAL SYSTEMS. In January 1994, the Company entered into an agreement under which SMS markets, implements and supports the Company's DIAMOND products to the SMS customer base (the "SMS Agreement"). During fiscal 1997, approximately 2% of the Company's total revenues were generated by SMS. There can be no assurance that SMS will continue to sell the DIAMOND products successfully, or that SMS will be able to provide the level of service and support required to maintain its customer base. The initial term of the SMS Agreement will continue through January 1999 with automatic renewals for successive two year periods unless either party provides prior written notice of termination not less than one year prior to the end of the then-current term. SMS has the right to terminate the SMS Agreement prior to its expiration in the event of a material breach of the SMS Agreement by the Company or under certain other circumstances. The termination of the SMS Agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

    In December 1997, the Company executed an amendment to the SMS Agreement for the purpose of resolving certain disagreements between the parties and jointly pursuing opportunities in the European payor organization markets, amongst other matters. The amendment provides for a $4 million credit pool against which SMS may charge billings for services rendered by the Company, as well as future royalties payable by SMS to license the Diamond products in Europe. Because of the credit pool, the Company is not expected to generate significant revenues from SMS in the near future. In addition, the Company has agreed to provide certain services and enhancements to the Diamond software for SMS's payor markets. In return, SMS will undertake significant investments in the European payor organization markets and has agreed not to initiate litigation for certain matters, provided the Company satisfies specified obligations. As a result of this amendment, the Company accrued approximately $800,000 as of September 30, 1997 to cover anticipated costs related to performance disagreements under the original SMS Agreement.

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

    DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. The Company's future performance is substantially dependent upon the retention of key senior management, sales and marketing and technical personnel. The Company's success will also depend on its ability to attract, retain and motivate highly skilled managerial, sales and marketing, and technical personnel, including project managers, software programmers and systems architects skilled in the environments in which the Company's products operate. Competition for such personnel in the software and information services industries is intense and is likely to remain so for the foreseeable future. The loss of one or more of its key management, sales and marketing and technical personnel or the inability to attract, retain and motivate other qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE ON MANAGED CARE INDUSTRY. All of the Company's revenues in fiscal 1997 and 1996 were derived from the sale of software products and services to payors and providers that offer managed care products and services. The Company's success is dependent on continued demand for software and related services in that industry. The Company's growth is therefore dependent on the growth of that industry. Consolidation in the managed care industry could have a material adverse effect on the Company, due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquiror that uses a different managed care information system. The Company believes that the commercial value and appeal of its products may be adversely affected if the current health care financing and reimbursement system were to be materially changed. Legislative or market-driven reforms could have unpredictable effects on the Company's business, financial condition and results of operations.

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

    RECENT LOSSES; ACCUMULATED DEFICIT; STOCKHOLDERS' DEFICIT. The Company incurred net losses of approximately $3,856,000, $1,208,000 and $753,000 for the fiscal years ended September 30, 1997, 1996, and 1995 respectively. As of September 30, 1997, the Company had an accumulated deficit of approximately $5,505,000. The Company has yet to achieve significant levels of profitability and there can be no assurance that the Company will be profitable in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Financial Statements:
  Report of Independent Public Accountants.................................................................          20
  Consolidated Balance Sheets as of September 30, 1997 and 1996............................................          21
  Consolidated Statements of Operations for the fiscal years ended September 30, 1997, 1996 and 1995.......          22
  Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1997, 1996 and
    1995...................................................................................................          23
  Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1997, 1996 and 1995.......          24
  Notes to Consolidated Financial Statements...............................................................          25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Health Systems Design Corporation:

    We have audited the accompanying consolidated balance sheets of Health Systems Design Corporation (a Delaware corporation) and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Design Corporation and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Francisco, California
November 13, 1997 (except with respect to the matter discussed in Note 12, as to
which the date is   December 23, 1997)

                       HEALTH SYSTEMS DESIGN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,
                                          ------------------------
                                             1997         1996
                                          -----------  -----------
                              ASSETS
Current Assets:
  Cash and cash equivalents.............  $11,194,757  $15,254,042
  Accounts receivable, net of allowance
    for doubtful accounts of $193,000
    and $100,000 at September 30, 1997
    and 1996, respectively..............    5,208,056    3,661,984
  Unbilled revenue......................      994,421    1,469,533
  Prepaid expenses......................      568,266      427,586
                                          -----------  -----------
    Total current assets................   17,965,500   20,813,145
                                          -----------  -----------
Property and equipment:
  Computer equipment....................    3,636,153    2,454,204
  Office furniture and other............    1,149,701      865,725
                                          -----------  -----------
    Total property and equipment........    4,785,854    3,319,929
    Less: Accumulated depreciation......   (1,599,767)    (765,203)
                                          -----------  -----------
    Net property and equipment..........    3,186,087    2,554,726
Deposits and other assets...............      127,000       83,211
Software development costs, net of
  accumulated amortization of $582,752
  and $390,508 at September 30, 1997 and
  1996, respectively....................      798,540      305,970
                                          -----------  -----------
    Total assets........................  $22,077,127  $23,757,052
                                          -----------  -----------
                                          -----------  -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease
    obligations.........................  $   --       $     3,505
  Accounts payable......................    1,202,704      693,269
  Accrued liabilities...................    1,740,674      746,358
  Unearned revenue......................    1,675,265    1,201,913
                                          -----------  -----------
    Total current liabilities...........    4,618,143    2,645,045
Stockholders' equity:
  Preferred stock, $.001 par value,
    1,000,000 shares authorized, none
    outstanding.........................      --           --
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    6,533,406 shares and 6,433,766
    shares issued and outstanding at
    September 30, 1997 and 1996,
    respectively........................        6,533        6,434
Additional paid-in capital..............   23,029,552   22,842,130
Treasury stock, 2,054 shares............      (28,500)     (28,500)
Deferred compensation...................      (43,279)     (59,039)
Retained deficit........................   (5,505,322)  (1,649,018)
                                          -----------  -----------
Total stockholders' equity..............   17,458,984   21,112,007
                                          -----------  -----------
    Total liabilities and stockholders'
      equity............................  $22,077,127  $23,757,052
                                          -----------  -----------
                                          -----------  -----------

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  ----------
Revenues:
  System sales..........................  $14,268,604  $10,639,298  $5,560,022
  Services and other....................    2,496,921    1,812,528   1,217,215
                                          -----------  -----------  ----------
    Total revenues......................   16,765,525   12,451,826   6,777,237
Cost of revenues........................    6,803,611    3,699,316   2,537,892
                                          -----------  -----------  ----------
    Gross margin........................    9,961,914    8,752,510   4,239,345
                                          -----------  -----------  ----------

Operating expenses:
  General and administrative............    5,646,031    3,805,863   2,147,239
  Sales and marketing...................    3,820,733    2,749,946   1,059,165
  Product development...................    5,023,655    3,443,301   1,810,897
                                          -----------  -----------  ----------
    Total operating expenses............   14,490,419    9,999,110   5,017,301
                                          -----------  -----------  ----------
    Loss from operations................   (4,528,505)  (1,246,600)   (777,956)
Interest income (expense), net..........      673,251       39,454     (71,335)
                                          -----------  -----------  ----------
    Loss before provision for income
      taxes.............................   (3,855,254)  (1,207,146)   (849,291)
Benefit (provision) for income taxes....       (1,050)        (800)     96,537
                                          -----------  -----------  ----------
Net loss................................  $(3,856,304) $(1,207,946) $ (752,754)
                                          -----------  -----------  ----------
                                          -----------  -----------  ----------
Net loss per share......................  $     (0.60) $     (0.21) $    (0.16)
                                          -----------  -----------  ----------
                                          -----------  -----------  ----------
Weighted average common shares
  outstanding...........................    6,478,789    5,737,504   4,759,635
                                          -----------  -----------  ----------
                                          -----------  -----------  ----------

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                          TOTAL
                                                                ADDITIONAL                                RETAINED    STOCKHOLDERS'
                                                      COMMON      PAID-IN     TREASURY      DEFERRED      EARNINGS       EQUITY
                                           SHARES      STOCK      CAPITAL      STOCK      COMPENSATION    (DEFICIT)     (DEFICIT)
                                          ---------  ---------  -----------  ----------   ------------   -----------  -------------
Balance, September 30, 1994.............  4,432,000    165,189      --          --            --             311,682       476,871
Exercise of common stock options........     10,600      3,181      --          --            --             --              3,181
Grant of stock options..................     --         78,795      --          --           (78,795)        --            --
Net loss................................     --         --          --          --            --            (752,754)     (752,754)
                                          ---------  ---------  -----------  ----------   ------------   -----------  -------------
Balance, September 30, 1995.............  4,442,600    247,165      --          --           (78,795)       (441,072)     (272,702)
Issuance of warrants to purchase common
  stock.................................     --         --          350,000     --            --             --            350,000
Exercise of warrants to purchase common
  stock.................................     95,000         95      474,905     --            --             --            475,000
Exercise of common stock options........     43,220         43       57,387     --            --             --             57,430
Amortization of deferred compensation...     --         --           (3,996)    --            19,756         --             15,760
Initial public offering, net of issuance
  costs.................................  1,855,000      1,855   21,721,110     --            --             --         21,722,965
Transfer of par value upon
  reincorporation.......................     --       (242,724)     242,724     --            --             --            --
Purchase of treasury stock..............     (2,054)    --          --        (28,500)        --             --            (28,500)
Net loss................................     --         --          --          --            --          (1,207,946)   (1,207,946)
                                          ---------  ---------  -----------  ----------   ------------   -----------  -------------
Balance, September 30, 1996.............  6,433,766      6,434   22,842,130   (28,500)       (59,039)     (1,649,018)   21,112,007
Exercise of options and warrants to
  purchase common stock.................     99,640         99      187,422     --            --             --            187,521
Amortization of deferred compensation...     --         --          --          --            15,760         --             15,760
Net loss................................     --         --          --          --            --          (3,856,304)   (3,856,304)
                                          ---------  ---------  -----------  ----------   ------------   -----------  -------------
Balance, September 30, 1997.............  6,533,406  $   6,533  $23,029,552  $(28,500)      $(43,279)    $(5,505,322)  $17,458,984
                                          ---------  ---------  -----------  ----------   ------------   -----------  -------------
                                          ---------  ---------  -----------  ----------   ------------   -----------  -------------

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net Loss..............................  $(3,856,304) $(1,207,946) $  (752,754)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization.......    1,036,032      630,085      337,717
    (Gain) loss on sale of assets.......        9,809       (2,975)     --
    Amortization of deferred
      compensation......................       15,760       15,760      --
    Deferred taxes......................      --           --           (97,337)
    Write off of debt discount..........      --           350,000      --
    Changes in current assets and
      liabilities:
      Accounts receivable...............   (1,546,072)  (2,242,675)     248,696
      Unbilled revenue..................      475,112     (819,329)    (567,503)
      Prepaid expenses..................     (140,680)    (386,170)      24,297
      Accounts payable..................      508,935       22,084      474,290
      Accrued liabilities...............      994,316      531,769      135,204
      Unearned revenue..................      473,352     (362,592)     503,589
                                          -----------  -----------  -----------
        Net cash provided by (used in)
          operating activities..........   (2,029,740)  (3,471,989)     306,199
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment...   (1,487,458)  (2,019,119)    (570,989)
  Proceeds from sale of property and
    equipment...........................        2,500       33,301       15,494
  Capitalization of software development
    costs...............................     (684,814)    (276,812)    (314,041)
  Deposits and other assets.............      (43,789)      82,975     (134,052)
                                          -----------  -----------  -----------
        Net cash used in investing
          activities....................   (2,213,561)  (2,179,655)  (1,003,588)
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Borrowings from line of credit........      --           450,000      508,427
  Payments under line of credit.........      --          (958,427)    (500,000)
  Borrowings from notes payable.........      --         1,500,000      514,420
  Payments under notes payable and
    capital lease obligations...........       (3,505)  (2,162,000)    (148,413)
  Proceeds from issuance of common
    stock, net of issuance costs........      --        21,722,965      --
  Advances from stockholder.............      --           175,000      325,000
  Purchase of treasury stock............      --           (28,500)     --
  Proceeds from exercise of common stock
    options and warrants................      187,521       57,430        3,181
                                          -----------  -----------  -----------
        Net cash provided by financing
          activities....................      184,016   20,756,468      702,615
                                          -----------  -----------  -----------
        Net increase (decrease) in
          cash..........................   (4,059,285)  15,104,824        5,226
Cash and cash equivalents at beginning
  of year...............................   15,254,042      149,218      143,992
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
  year..................................  $11,194,757  $15,254,042  $   149,218
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------
Supplemental disclosure of cash flow
  information:
  Interest paid.........................  $   --       $   105,968  $    69,735
  Taxes paid............................  $     1,050  $       800  $     2,454
Supplemental disclosure of noncash
  transactions:
  Warrants exercised in exchange for
    cancellation of note payable........  $   --       $   475,000  $   --
  Deferred compensation recorded related
    to stock option grants..............  $   --       $   --       $    78,795
  Cancellation of deferred compensation
    related to stock option
    cancellations.......................  $   --       $     3,996  $   --

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Health Systems Design Corp. was incorporated in the State of California on July 1, 1988. In February 1996, the Company was reorganized as Health Systems Design Corporation (the "Company"), a Delaware holding corporation which owns 100% of the stock of Health System Design Corp., the California corporation. The Company is a provider of managed care information systems software to payors and providers of managed care services. The Company introduced its first internally developed product, DIAMOND 725, in fiscal 1992 followed by DIAMOND 950C/S in fiscal 1995 and DIAMOND 725Q in fiscal 1996.

    Substantially all of the Company's operations are in one industry segment--developing and selling managed care information systems. Therefore, no separate industry segment information is presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPALS OF CONSOLIDATION

    The Consolidated financial statements include the accounts of Health Systems Design Corporation and its subsidiary. All intercompany accounts and transactions have been eliminated.

CASH

    The Company considers cash to be all highly liquid investments with an original maturity less than three months from the date of purchase.

CONCENTRATION OF BUSINESS RISKS

    The market for the Company's products and services is characterized by intense competition, rapid technological developments, frequent new product introductions, and evolving industry standards. Accordingly, the Company is required to continually improve the performance, features and reliability of its products and develop and maintain strategic relationships with distributors and with other service organizations. In addition, substantially all of the Company's revenue is derived from its three principal products.

    The Company operates in the United States, but has contracts in progress in South Africa, New Zealand, Mexico and Greece. These contracts could be impacted by the economic and political stability of these nations.

    See Note 8 for discussion of sales to major customers.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes it has addressed this risk through its contract approval process.

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    For the year ending September 30, 1998, the Company will report its Earnings per Share (EPS) based upon the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The pro forma effect of this accounting change on the year ended September 30, 1997 is:

Primary EPS as reported...................................      $   (0.60)
Pro forma effect of SFAS No. 128..........................      $    0.00
Basic EPS pro forma.......................................      $   (0.60)

Fully diluted EPS as reported.............................      $   (0.60)
Pro forma effect of SFAS No. 128..........................      $    0.00
Diluted EPS pro forma.....................................      $   (0.60)

    For the year ending September 30, 1999, the Company will report Comprehensive Income based upon the recently issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Comprehensive Income". The pro forma effect of this accounting change on the year ended September 30, 1997 is:

Net loss as reported......................................    $ (3,856,304)
Pro forma effect of SFAS No. 130..........................    $          0
Comprehensive income pro forma............................    $ (3,856,304)

    The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of", beginning October 1, 1996. The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation", beginning October 1, 1996. The adoption of these pronouncements did not have a material impact on the consolidated financial statements of the Company taken as a whole.

MANAGEMENT'S USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition under the percentage-of-completion method for its license contracts which require extended installation periods, determination of technological feasibility of software under development and related research and development cost capitalization, product life amortization periods for capitalized software costs, and allowance for doubtful accounts receivable, and certain other reserves, including a reserve for commitments under a marketing agreement (see Note 12).

REVENUE RECOGNITION

    The Company licenses its internally developed software products and other software products to health care organizations under the terms of product license contracts. Individual sales may include, among others, a combination of software license, implementation, program modifications, training, and support. Contracts with customers may be terminated under certain circumstances and revenues recognized could be refundable upon termination in certain cases, including breach of contract. The termination

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) of customer contracts could have a material adverse effect on the Company's business, financial condition, or results of operations.

    In December 1991, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 91-1, "Software Revenue Recognition". The Company's revenue recognition policy is in compliance with the provisions of this SOP. In October, 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which the Company is required to adopt as of October 1, 1998. The Company believes that the adoption of this pronouncement will not have a material impact on its revenue recognition policy nor on the financial statements taken as a whole.

    The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through distributors. The Company also generates revenues from sales of post-contract support, implementation and modification services, and training services performed for customers who license the Company's products.

    If collection is probable, the Company generally recognizes license revenue on a percentage of completion basis based on the labor hours required to implement the system. If there are no significant post-delivery obligations and if collection is probable, the Company recognizes license revenue upon shipment of the software to end users. If a software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If discounts are granted on purchase of future products, the discount is allocated pro rata over the current and potential future product sale. In situations where there are undelivered elements that are critical to functionality of the software product, the entire license fee is deferred.

    Implementation, modification and training fees are billed either on an hourly or a monthly basis and are recognized as services are rendered. Third party software and hardware are typically billed and recognized as revenue when delivered to the end user.

    Post-contract support services are billed on a monthly basis. Customers who purchase post-contract support services under maintenance agreements have the right to receive unspecified product updates, upgrades and enhancements. Customers that do not purchase post-contract support must purchase product updates, upgrades and enhancements under separate agreements that are subject to the criteria of the Company's revenue recognition policy. Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such post-contract support services to customers.

    In January 1994, the Company entered into a marketing agreement with another company, whereby the other company markets certain of the Company's products to its customer base (see Notes 8 and 12). License fees under this agreement are recognized when a contract between the other company and the end-user is executed for DIAMOND 725 and are recognized for DIAMOND 950C/S upon successful implementation of the system at the other company's end-user site. Revenues under term license agreements are recognized ratably over the client's contract term. Fees for support and other services are recognized as services are rendered.

    Revenue recognized in excess of billing is recorded as an asset (unbilled revenue). Billings in excess of recognized revenue is recorded as a liability (unearned revenue).

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise financed." Costs incurred prior to the establishment of technological feasibility are charged to expense as incurred. When technological feasibility of a software product or significant enhancement to a software product has been established, software development costs are capitalized. Capitalization begins upon the establishment of a working model. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to direct costs over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years. Capitalized software development cost amortization was $192,244, $235,001 and $93,573 in fiscal 1997, 1996 and 1995, respectively.

PROPERTY AND EQUIPMENT

    Computer equipment and office furniture are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of three and seven years, respectively. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred.

INCOME TAXES

    The Company provides for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS No. 109, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates. A valuation allowance is placed on the deferred tax assets to reduce them to their net realizable value. The Company was on the cash basis of accounting for tax reporting purposes during the fiscal years ended September 30, 1996 and 1995 and changed to the accrual basis of accounting as of October 1, 1996.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive in fiscal 1997 and 1996, except that, pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, stock options and warrants issued during the 12-month period prior to the proposed initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods prior to and through the initial public offering date (using the treasury stock method).

3. LINE OF CREDIT:

    In May 1995, the Company entered into a line of credit agreement with a bank. Under the terms of the agreement, as amended, the outstanding balance could not exceed $750,000, and interest was calculated at the bank's reference rate plus 1.5 percent (10.25 percent at September 30, 1995). Borrowings were limited to 70 percent of eligible accounts receivable, as defined. The outstanding balance under the

                       HEALTH SYSTEMS DESIGN CORPORATION

3. LINE OF CREDIT: (CONTINUED)
line of credit was $508,427 at September 30, 1995. The line of credit agreement also contained restrictions on the Company's ability to pay dividends. Repayments under the line of credit were guaranteed by three stockholders of the Company, and were secured by substantially all the assets of the Company. The agreement expired May 30, 1996, by which time all outstanding balances had been repaid.

4. RELATED PARTY TRANSACTIONS:

    During fiscal 1996 and 1995, a stockholder of the Company made advances to the Company totaling $175,000 and $325,000, respectively. All advances were due upon demand, but no later than one year from the date of the advance and bore interest at rates ranging from 5.9 to 6.1 percent. The impact of imputing interest at the market rate was not material. The advance was repaid with the proceeds of the March 5, 1996 initial public offering (See Note 10).

    The Company paid approximately $90,000 in consulting fees to a shareholder director during the years ended September 30, 1997 and 1996.

5. LEASE COMMITMENTS:

    The Company is obligated under certain operating leases for office space and certain equipment. Future minimum lease payments for fiscal years ending September 30, are as follows:

1998............................................................  $1,210,938
1999............................................................  1,185,979
2000............................................................    141,013
2001............................................................      1,263
2002............................................................          0
                                                                  ---------
                                                                  $2,539,193
                                                                  ---------
                                                                  ---------

    Rent expense under these operating leases was approximately $1,140,330, $665,999 and $338,000 in fiscal 1997, 1996, 1995, respectively.

6. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Accrued royalties.................................................  $    169,452  $    148,374
Accrued vacation..................................................       215,629       209,568
Accrued commissions...............................................        30,412       --
Accrued professional and consulting fees..........................       206,060        50,000
Accrual under SMS amendment (see Note 12).........................       808,541
Other accrued expenses............................................  $    310,580       338,416
                                                                    ------------  ------------
                                                                    $  1,740,674  $    746,358
                                                                    ------------  ------------
                                                                    ------------  ------------

                       HEALTH SYSTEMS DESIGN CORPORATION

7. INCOME TAXES:

    The provision (benefit) for income taxes consists of the following:

                                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                               1997          1996         1995
                                                                           -------------  -----------  -----------
Current:
  Federal................................................................  $    --        $   --       $   --
  State..................................................................          1,050          800          800
Deferred:
  Federal................................................................     (1,462,456)    (398,899)    (362,570)
  State..................................................................       (244,722)     (11,467)    (131,356)
Valuation allowance......................................................      1,707,178      410,366      396,589
                                                                           -------------  -----------  -----------
    Total................................................................  $       1,050  $       800  $   (96,537)
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------

    Deferred tax liabilities and assets under FAS 109, which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes, consisted of the following:

                                                                          SEPTEMBER 30,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   -------------  ------------
Cash to accrual basis differences................................  $     871,549  $  1,263,304
Capitalized software costs.......................................        318,058       132,485
Depreciation.....................................................        265,279       160,953
Other............................................................       --              38,759
                                                                   -------------  ------------
  Gross deferred tax liabilities.................................      1,454,886     1,595,501
                                                                   -------------  ------------
Research and development credit carryforwards....................        770,650       516,874
Net operating loss carryforwards.................................      2,859,723     1,885,582
Reserves not deductible for tax in the current year..............        338,646       --
                                                                   -------------  ------------
  Gross deferred tax assets......................................      3,969,019     2,402,456
Deferred tax valuation allowance.................................     (2,514,133)     (806,955)
                                                                   -------------  ------------
  Net deferred tax asset (liability).............................  $    --        $    --
                                                                   -------------  ------------
                                                                   -------------  ------------

                       HEALTH SYSTEMS DESIGN CORPORATION

7. INCOME TAXES: (CONTINUED)
    The provision for income taxes differed from the amount computed using the statutory federal income tax rate of 34 percent as follows:

                                          FISCAL YEAR ENDED
                                            SEPTEMBER 30,
                                          ------------------
                                          1997   1996   1995
                                          ----   ----   ----
Statutory U.S. tax rate.................  (34)   (34)%  (34)%
State taxes.............................   (6)    (6)     3
Research and development credit
  carryforwards.........................   (9)   (15)   (25)
Other...................................    5     21     (2)
Valuation allowance.....................   44     34     47
                                          ----   ----   ----
                                          -- %   -- %   (11)%
                                          ----   ----   ----
                                          ----   ----   ----

    For financial reporting purposes, a 100% valuation allowance has been recorded at September 30, 1997 to offset the deferred tax assets recognized under SFAS No. 109 because the Company has historically not achieved significant levels of profitability, and there is inherent uncertainty as to when the Company will achieve future profitability.

    At September 30, 1997, the Company has approximately $7,773,000 and $494,000 of federal tax net operating loss carryforwards and research and development tax credits, respectively, which are available to reduce future taxable income of the Company, if any. These carryforwards begin to expire in fiscal 2007.

    Provisions under the Tax Reform Act of 1986 may limit the federal net operating loss carryforwards and credits available to be used in any given year in the event of a significant change in ownership, including the March 5, 1996 initial public offering.

    The Company has approximately $3,717,000 and $277,000 of California tax net operating loss carryforwards and research and development tax credits, respectively, which are available to reduce future taxable income of the Company, if any. The carryforwards begin to expire in fiscal 2010.

8. SALES TO MAJOR CUSTOMERS:

    HEALTH PLANS

    In March, 1996, the Company executed an agreement with a health plan (the
Plan) which granted a perpetual license to use Diamond 950 C/S, and provided for implementation services and modifications to the product. The Company, in turn, agreed to pay royalties to the Plan for modifications developed as part of the agreement. Royalties will be based on a percentage of the Diamond 950C/S license fees paid to the Company which meet certain criteria. The Company recognized revenues under the Agreement of approximately $3,799,000 in fiscal year 1997. This was approximately 23% of total revenues in fiscal 1997. The Company also recorded royalty expense of $169,452 in fiscal year 1997.

    In January 1997, the Company executed another agreement (the 1997 Agreement) with a health plan which granted a perpetual license to use Diamond Client/Server, along with providing implementation services and modifications to the product. The Company recognized revenues under the 1997 Agreement of approximately $1,922,000 in fiscal year 1997. This was approximately 11% of the total revenues of the Company in fiscal year 1997.

                       HEALTH SYSTEMS DESIGN CORPORATION

8. SALES TO MAJOR CUSTOMERS: (CONTINUED)
    SMS

    In January 1994, the Company entered into a five-year marketing agreement (the SMS Agreement) with Shared Medical Systems (SMS) that grants to SMS worldwide marketing rights to certain of the Company's products for sales to providers and combined provider/payor organizations. Under the terms of the SMS Agreement, the Company provides to SMS initial modifications, training, product development, support, and marketing assistance. Payments to the Company under the SMS Agreement relate to sub-licensing of the product to end-users, the performance of a set of initial software changes by the Company, and the provision of support, marketing and training services to SMS. Under the licensing provisions, the Company granted up to 30 licenses to SMS for sub-licensing. The Company recognizes revenues for DIAMOND 725 licenses upon execution of license agreement between SMS and the end-user. DIAMOND 950C/S licenses are recognized upon successful implementation of the system at end-user sites. For term license agreements, the Company recognizes revenue ratability over the term of the license agreement between SMS and the end-user, which term typically extends five to seven years. For licenses after the first 30 licenses under the original agreement, SMS pays the Company a percentage of the license fee charged to the end-user. SMS must also pay HSD a percentage of all support fees paid to SMS by its end-users. Under the development provisions, the Company is obligated to perform a set of software enhancements for which the Company will be paid upon the achievement of certain milestones. The Company is recognizing revenues from this development arrangement under the percentage-of-completion method. The costs incurred under the development arrangement are included in product development in the accompanying statements of operations.

    The Company recognized revenues under the SMS Agreement of approximately $415,000, $1,402,000, and $1,722,000 in fiscal year 1997, 1996 and 1995, respectively. This was approximately 2 percent, 11 percent, and 25 percent of total revenues in fiscal 1997, 1996 and 1995, respectively. Accounts receivable under the SMS Agreement were approximately $253,000 and $374,000 at September 30, 1997 and 1996, respectively. Billings under the Agreement are made upon the achievement of certain performance milestones. Unbilled revenue under the SMS Agreement was approximately $437,000 and $687,000 at September 30, 1997 and 1996, respectively. Unearned revenue was $0 and $345,000 at September 30, 1997 and 1996, respectively. Subsequent to year-end the Company entered into an amendment to the SMS Agreement (see Note 12).

    For the year ended September 30, 1997, revenues under the above-mentioned agreements, combined with revenues from the next largest customer were 45 percent of the Company's revenues. No other single customer accounted for more than 10 percent of total revenues in fiscal 1997, 1996 or 1995.

9. RETIREMENT PLAN:

    The Company maintains a 401(k) retirement plan (the "Plan") for full-time employees. The plan year is from January 1 to December 31, and the discretionary employer contribution is established at the end of the plan year. Participants become fully vested after four years of service, although they vest incrementally on an annual basis until the four-year period is completed. No contributions were made during the fiscal years ended September 30, 1997 and 1996.

                       HEALTH SYSTEMS DESIGN CORPORATION

10. STOCK OPTION PLAN AND WARRANTS:

    Effective August 5, 1994, the Company implemented a stock option plan. The Company has reserved 500,000 shares of stock for grants, but the plan is no longer issuing options since the inception of the 1996 Ominbus Plan.

    On January 2, 1996, the Board of Directors authorized the 1996 Omnibus Equity Incentive Plan, under which the Company is authorized to grant up to 900,000 shares of common stock to employees and consultants of the Company. The plan allows incentive stock options to be granted to employees only, while nonstatutory stock options may be granted to both employees and consultants. Under the terms of the plan, incentive stock options to purchase shares of the Company's common stock must be granted at a price equal to the market price of the stock at the date of grant, except for employees who, prior to the grant, own more than 10 percent of the voting power of all stock. The exercise price for such employees must be no less than 110 percent of the market price. For nonstatutory stock options, the exercise price for both employees and consultants will be no less than 85 percent of the market price. Both incentive stock options and nonstatutory stock options may be exercised within ten years from the date of grant, except for employees and consultants who own more than 10 percent of the voting power of all classes of stock, in which case the options may be exercised within a five-year period. Options generally vest over a five-year period.

    In October 1996 the Company's Board of Directors approved the issuance of 300,000 shares under the Health Systems Design Corporation Employee Stock Purchase Plan. The Plan allows for employees to purchase the Company's common stock at a 15% discount off the stock's market value as defined under the Plan.

    The Company accounts for these plans under APB Opinion No. 25, under which $78,795 was charged to deferred compensation in the year ended September 30, 1995 because certain options were granted at below the then fair market value of the common stock. This deferred compensation is being amortized over the vesting period of the related options. Amortization of Deferred Compensation was $15,760 for each of the years ended Sept. 30, 1997 and 1996 and no other compensation cost has been recognized under APB Opinion No. 25 as all other options have been granted at an option exercise price equal to the market value of common stock on the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss in total and per share would have been changed to the following pro forma amounts:

                                                                      YEAR ENDED SEPT. 30,
                                                                    ------------------------
                                                                       1997         1996
                                                                    -----------  -----------
Net Loss:.........................................  As Reported      (3,856,304)  (1,207,946)
                                                    Pro Forma        (4,180,109)  (1,376,354)

Primary EPS:......................................  As Reported           (0.60)       (0.21)
                                                    Pro Forma             (0.65)       (0.24)

Fully Diluted EPS:................................  As Reported           (0.60)       (0.21)
                                                    Pro Forma             (0.65)       (0.24)

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                       HEALTH SYSTEMS DESIGN CORPORATION

10. STOCK OPTION PLAN AND WARRANTS: (CONTINUED)
    The stock option activity under the Stock Option and Equity Incentive Plans during the fiscal years ended September 30, 1997, 1996, and 1995, was as follows:

                                                                                    WEIGHTED AVERAGE   EXERCISABLE
                                                        NUMBER    WEIGHTED AVERAGE    FAIR VALUE OF      AT END
                                                      OF SHARES    EXERCISE PRICE    OPTIONS GRANTED    OF PERIOD
                                                      ----------  ----------------  -----------------  -----------
                                                      ----------
Outstanding, September 30, 1994.....................     133,800             0.30          --
Granted.............................................     431,000             3.39          --
Exercised...........................................     (10,600)            0.30          --
Canceled............................................     (66,700)            0.93          --
                                                      ----------
Outstanding, September 30, 1995.....................     487,500             2.95          --              26,760
Granted.............................................     217,250            14.85           11.70
Exercised...........................................     (43,220)            1.42          --
Canceled............................................     (27,180)            6.11          --
                                                      ----------
Outstanding, September 30, 1996.....................     634,350             6.99          --             111,040
Granted.............................................     819,450             7.05            5.55
Exercised...........................................     (99,640)            1.85          --
Canceled............................................    (280,530)           10.90          --
                                                      ----------
Outstanding, September 30, 1997.....................   1,073,630             6.50          --             268,780
                                                      ----------
                                                      ----------

    At September 30, 1997, 1996 and 1995, there were 336,370, 311,830 and 1,900 shares, respectively, reserved and unissued under the Plans. Options outstanding at September 30, 1997 consist of the following:

                              WEIGHTED
                               AVERAGE
   OPTION       EXERCISE      EXERCISE      REMAINING AVERAGE    VESTED
   SHARES      PRICE RANGE      PRICE       CONTRACTURAL LIFE    SHARES
-------------  -----------  -------------  -------------------  ---------
     263,880   0.30-5.00         4.47                7.87         263,880
     769,250   5.50-8.25         7.14                9.60          --
      38,500   9.00-17.75       15.21                8.67           4,900
-------------
   1,073,630

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free weighted average interest rate of 6.11 and 6.55 percent, expected dividend yields of 0 percent, expected lives of 5 years from the date of grant and expected volatility of 103%.

    In a December 1995 private placement, the Company issued $2,000,000 in notes with warrants to purchase 200,000 shares of the Company's common stock at $5.00 per share. Upon repayment of the notes, the note holders executed warrants to purchase 95,000 shares of the Company's common stock. At September 30, 1996 and 1997, warrants to purchase 105,000 shares of the Company's common stock were outstanding.

                       HEALTH SYSTEMS DESIGN CORPORATION

11. PUBLIC OFFERING

    On March 5, 1996, the Company sold 1,855,000 shares of its common stock through an initial public offering. As a result, the Company received net proceeds of $21,722,965. A portion of the proceeds was immediately used to retire short-term and long-term indebtedness to banks and other creditors. In connection with the repayment of the private placement notes payable of $2,000,000 of which $600,000 was paid to a stockholder, the Company recorded a one-time, non-cash charge to interest expense of approximately $350,000 in fiscal 1996 to reflect the write-off of deferred interest.

12. SUBSEQUENT EVENT

    On December 23, 1997, the Company executed an amendment to the SMS Agreement for the purpose of resolving certain disagreements between the parties and jointly pursuing opportunities in the European payor organization markets, amongst other matters. The amendment provides for a $4 million credit pool against which SMS may charge billings for services rendered by the Company, as well as future royalties payable by SMS to license the Diamond products in Europe. Because of the credit pool, the Company is not expected to generate significant revenues from SMS in the near future. In addition, the Company has agreed to provide certain services and enhancements to the Diamond software for SMS's payor markets. In return, SMS will undertake significant investments in the European payor organization markets and has agreed not to initiate litigation for certain matters, provided the Company satisfies specified obligations. As a result of this amendment, the Company accrued approximately $800,000 as of September 30, 1997 to cover anticipated costs related to performance disagreements under the original SMS Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                       HEALTH SYSTEMS DESIGN CORPORATION
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the information set forth under the captions, "Election of Directors" and "Section 16(a) Information" of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held March 24, 1998. See also Item 1 above.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information set forth under the caption, "Compensation of Executive Officers," of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held March 24, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information set forth under the caption, "Ownership of Management and Principal Stockholders," of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 24, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information set forth under the captions, "Compensation Committee Interlocks and Insider Participation" and "Transactions With the Company," of the registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 24, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) See Index to Consolidated Financial Statements at Item 8. of this report.

EXHIBIT    DESCRIPTION
---------  -----------------------------------------------------------------------------------------------
    3.1    Certificate of Incorporation of the Registrant, as amended (Incorporated by reference from
           Exhibit 3.1 to Registration Statement No. 333-0094)
    3.2    By-laws of the Registrant (Incorporated by reference from Exhibit 3.2 to Registration Statement
           No. 333-0094)
    4.1    Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration
           Statement No. 333-0094)
   10.1    Office building lease, dated February 24, 1994, as amended, for the Registrant's principal executive offices (Incorporated by reference from Exhibit 10.1 to Registration Statement No.
           333-0094)
   10.2    1994 Equity Incentive Plan (Incorporated by reference from Exhibit 3.1 to Registration
           Statement No. 333-0094)*
   10.3    1996 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 to Registration
           Statement No. 333-0094)*
   10.4    Marketing Agreement dated January 31, 1994 between the Registrant and Shared Medical Systems
           Corporation (Incorporated by reference from Exhibit 10.4 to Registration Statement No.
           333-0094)+
   10.4.1  Amendment to HSD/SMS Marketing Agreement, dated December 19, 1997++
   10.6    Promissory Note, dated May 31, 1995, issued by the Registrant to SVB (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-0094)
   10.7    Commercial Security Agreement, dated May 31, 1995, between the Registrant and SVB (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-0094)
   10.8    Commercial Guaranty, dated May 31, 1995, made by J. Matthew Mackowski for the benefit of SVB
           (Incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-0094)
   10.9    Commercial Guaranty, dated May 31, 1995, made by Catherine C. Roth for the benefit of SVB
           (Incorporated by reference from Exhibit 10.9 to Registration Statement No. 333-0094)
   10.10   Commercial Guaranty, dated May 31, 1995, made by Richard C. Auger for the benefit of SVB
           (Incorporated by reference from Exhibit 10.10 to Registration Statement No. 333-0094)
   10.11   Commercial Guaranty, dated May 31, 1995, made by David M. Roth for the benefit of SVB
           (Incorporated by reference from Exhibit 10.11 to Registration Statement No. 333-0094)
   10.12   Business Loan Agreement, effective August 22, 1995, between the Registrant and SVB
           (Incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-0094)
   10.13   Promissory Note, dated August 15, 1995, issued by the Registrant to SVB (Incorporated by reference from Exhibit 10.13 to Registration Statement No. 333-0094)

   10.14   Commercial Security Agreement, dated August 15, 1995, between the Registrant and SVB
           (Incorporated by reference from Exhibit 10.14 to Registration Statement No. 333-0094)
   10.15   Loan Modification Agreement, dated January 4, 1996, to SVB Business Loan Agreement
           (Incorporated by reference from Exhibit 10.15 to Registration Statement No. 333-0094)
   10.16   Promissory Note, dated May 6, 1994, issued by the Registrant to Wells Fargo Bank, National
           Association (Incorporated by reference from Exhibit 10.16 to Registration Statement No.
           333-0094)
   10.17   Note and Warrant Purchase Agreement dated December 14, 1995 between the Registrant and the
           Purchasers listed on Exhibit A thereto (Incorporated by reference from Exhibit 10.17 to
           Registration Statement No. 333-0094)
   10.23   Advisory Agreement dated July 18, 1995 between the Registrant and Mackowski & Shepler
           (Incorporated by reference from Exhibit 10.23 to Registration Statement No. 333-0094)
   10.24   Form of Indemnification Agreement between the Registrant and its directors and executive officers (Incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-0094)
   10.25   Registrant's 401(k) Plan, as amended (Incorporated by reference from Exhibit 10.25 to
           Registration Statement No. 333-0094)
   10.26   License Agreement, dated March 25, 1996 between the Registrant and Blue Cross/ Blue Shield of
           Florida (Incorporated by reference from Exhibit 10.26 to Registration Statement No. 333-0094)+
   11.1    Computation of net loss per share
   21.1    List of Subsidiaries
   23.1    Consent of Arthur Andersen LLP
   27.     Financial Data Schedule

------------------------

  + Confidential treatment has been granted with respect to portions of this exhibit.

 ++ Confidential treatment has been requested with respect to portions of this exhibit.

  * Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit to this Form 10-K.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

    (c) See attached Exhibit Index.

    (d) The following financial statement schedules are filed as part of this report on page F-15.

    Schedule II--Valuation of Qualifying Accounts

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

                                HEALTH SYSTEMS DESIGN CORPORATION

                                By:           /s/ RUSSELL J. HARRISON
                                      ---------------------------------------
                                                Russell J. Harrison,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date:             December 29, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE & NAME                   TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
   /s/ RUSSELL J. HARRISON        Executive Officer
------------------------------    (principal executive       December 29, 1997
     Russell J. Harrison          officer)

     /s/ RICHARD C. AUGER
------------------------------  Chairman of the Board of     December 29, 1997
       Richard C. Auger           Directors

                                Acting Chief Financial
    /s/ STEVEN J. CORREIA         Officer
------------------------------    (principal financial       December 29, 1997
      Steven J. Correia           officer
                                  and accounting officer)

    /s/ CATHERINE C. ROTH
------------------------------  Director                     December 29, 1997
      Catherine C. Roth

   /s/ J. MATTHEW MACKOWSKI
------------------------------  Director                     December 29, 1997
     J. Matthew Mackowski

  /s/ ARTHUR M. SOUTHAM M.D.
------------------------------  Director                     December 29, 1997
    Arthur M. Southam M.D.

    /s/ CHRISTOPHER HERRON
------------------------------  Director                     December 29, 1997
      Christopher Herron

                                                                     SCHEDULE II

                       HEALTH SYSTEMS DESIGN CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                                ADDITIONS
                                                                  BALANCE AT   CHARGED TO                BALANCE AT
                                                                 BEGINNING OF   COSTS AND                  END OF
DESCRIPTION                                                         PERIOD      EXPENSES    DEDUCTIONS     PERIOD
---------------------------------------------------------------  ------------  -----------  -----------  ----------
For year ended September 30, 1997:
  Allowance for doubtful accounts..............................   $  100,000    $ 256,673    $ 163,673   $  193,000
                                                                 ------------  -----------  -----------  ----------
                                                                 ------------  -----------  -----------  ----------
For year ended September 30, 1996:
  Allowance for doubtful accounts..............................   $   50,000    $  63,767    $  13,767   $  100,000
                                                                 ------------  -----------  -----------  ----------
                                                                 ------------  -----------  -----------  ----------
For year ended September 30, 1995:
  Allowance for doubtful accounts..............................   $   50,000    $  30,690    $  30,690   $   50,000
                                                                 ------------  -----------  -----------  ----------
                                                                 ------------  -----------  -----------  ----------