Form 10-K405/A
period 1997-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1998-01-28
CIK 1005697

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     -----------

                             FORM 10-K/A AMENDMENT NO. 1

 x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                          OR
 -   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from        to

                           Commission file number 0-27502.

                                     ------------

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

                                     COMMON STOCK
                                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     As of November 29, 1997, 6,534,807 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $27,532,563.

     Documents incorporated by reference: NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          HEALTH SYSTEMS DESIGN CORPORATION
                                       PART III

Item 10 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 is hereby amended in full as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons named below constitute the present Board of Directors. For information regarding the Company's executive officers, see Item 1 above.

                                                                      SERVED AS
                              BUSINESS EXPERIENCE DURING PAST FIVE    DIRECTOR
NOMINEES FOR DIRECTOR    AGE      YEARS AND OTHER INFORMATION          SINCE
---------------------    ---  --------------------------------------  ---------

Russell J. Harrison      52   President and Chief Executive Officer       1997
                              of the Company since August 1997. Mr.
                              Harrison was Vice President and Chief
                              Information Officer at Paris - based
                              SITA Globetel Company S.C. from March
                              1996 to August 1997.  Mr. Harrison
                              served as Chairman of 3Net Systems, a
                              provider of client/server solutions to
                              the healthcare industry, from August
                              1993 to November 1995 and as President
                              of 3Net Systems from August 1993 to
                              September 1995. From September 1991 to
                              August 1993, Mr. Harrison served as
                              Chief Information Officer of McKesson
                              Corporation.

Richard C. Auger         54   Chairman of the Board of the Company        1988
                              since 1988. Mr. Auger is a co-founder
                              of the Company and served as Chief
                              Executive Officer of the Company from
                              August 1988 to August 1997 and President
                              January of the Company from August 1988
                              to January 1996.

Catherine C. Roth        47   Executive Director of Business              1988
                              Development of the Company since August
                              1997. Ms. Roth served as President of
                              the Company from January 1996 to August
                              1997 and as Chief Operating Officer of
                              the Company from April 1994 to August
                              1997. From 1988 to January 1996, Ms. Roth was the Company's Executive Vice
                              President.

Christopher J. Herron    48   Chief Executive Officer of Nexgen Asia      1997
                              Pacific (a provider of Year 2000
                              correction software) since May 1997.
                              From 1995 to 1997, Mr. Herron was
                              President and Chief Executive Officer
                              of Convoy Corporation (a provider of
                              data migration software and services).
                              From 1987 to 1994, Mr. Herron was with
                              Synon Corporation (a provider of
                              software development tools and
                              services) where he held several
                              positions, including President and
                              Chief Executive Officer.

J. Matthew Mackowski     43   Partner of Mackowski & Shepler, a         1992
                              private investment partnership located
                              in San Francisco.

Arthur M. Southam        41   Chief Executive Officer of Health Net     1996
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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from October 1, 1996 to September 30, 1997 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 11 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 is hereby amended in full as follows:

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The compensation paid to the Company's Chief Executive Officer and other executive officers who received compensation in excess of $100,000 for services in all capacities to the Company and its subsidiaries during fiscal 1995, 1996 and 1997 is set forth below.


                                                           SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION                            LONG TERM COMPENSATION AWARDS
                                        --------------------                           ------------------------------
 NAME AND PRINCIPAL POSITION    YEAR    SALARY($)    BONUS($)     OTHER ANNUAL        RESTRICTED       SECURITIES     ALL OTHER
 ---------------------------    ----    ---------    --------     COMPENSATION($)     STOCK AWARDS     UNDERLYING     COMPENSA-
                                                                  ----------------       ($)           OPTIONS         TION($)
                                                                                      ------------     -----------    ---------
 RUSSEL J. HARRISON             1997    $40,702      --           --                  --               350,000        --
 President and Chief Executive                       --           --                  --               --             --
 Officer since August 1997                           --           --                  --               --             --

 RICHARD C. AUGER               1997    $163,000     --           --                  --               --             --
 Chairman of the Board          1996    $156,067     --           --                  --               --             --
                                1995    $137,742     --           --                  --               --             --

 CATHERINE C. ROTH              1997    $151,475     --           --                  --               --             --
 President until August 1997    1996    $145,011     --           --                  --               --             --
                                1995    $127,809     --           --                  --               --             --


The following table sets forth certain information regarding stock options granted during fiscal 1997 to the executive officers named in the foregoing Summary Compensation Table. None of such persons received awards of stock appreciation rights during fiscal 1997.


                                                      OPTION GRANTS IN LAST FISCAL YEAR


                                               INDIVIDUAL GRANTS                                             POTENTIAL REALIZABLE
                          -----------------------------------------------------------                        VALUE AT ASSUMED
                                                                                                             ANNUAL RATES OF STOCK
                                                                                                             PRICE APPRECIATION FOR
                                                                                                                 OPTION TERM(3)
                                                                                                             ----------------------
 NAME                      NUMBER OF             PERCENT OF             EXERCISE OR        EXPIRATION        5%($)          10%($)
 ----                      SECURITIES            TOTAL OPTIONS          BASE PRICE            DATE           -----          -------
                           UNDERLYING            GRANTED TO              ($/SH)(2)         -----------
                           OPTIONS               EMPLOYEES IN           ------------
                           GRANTED(#)(1)         FISCAL YEAR
                           --------------        ------------
 Russell J. Harrison         350,000                 46%                  $5.94            08/04/2007        $3,386,472   $5,392,391

 Richard C. Auger                --                   --                    --                  --                --          --

 Catherine C. Roth               --                   --                    --                  --                --          --


(1) All options granted in fiscal 1997 are subject to a five year vesting schedule commencing August 1998. Under the terms of the Company's Stock Option Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.

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

The following table sets forth certain information with respect to stock option exercises during 1997 and stock options held by each of the Company's executive officers named in the foregoing summary compensation table as of September 30, 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


NAME                     SHARES ACQUIRED ON    VALUE REALIZED ($)       NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
----                        EXERCISE (#)       ------------------        OPTIONS AT FY-END(#)          IN-THE-MONEY OPTIONS
                            ------------                              EXERCISABLE/ UNEXERCISABLE           AT FY-END($)
                                                                      ---------------------------   EXERCISABLE/ UNEXERCISABLE
                                                                                                    --------------------------
Russell J. Harrison           -0-                    -0-                    -0-/350,000                   -0-/$1,508,500

Richard C. Auger              --                     --                         --                             --

Catherine C. Roth             --                     --                         --                             --


COMPENSATION OF DIRECTORS

Directors other than Mr. Mackowski who are not employees of the Company are paid directors fees consisting of $5,000 per year and $1,000 for each Board meeting attended. Directors who attend meetings of the Audit Committee or Compensation Committee receive an additional $1,000 for each meeting not held on the same day as a Board meeting. In addition, under the Nonemployee Director Stock Option Plan, each nonemployee director other than Mr. Mackowski will be granted at the Annual Meeting and at each subsequent annual meeting an option to purchase 5,000 shares of Common Stock at an exercise period equal to the fair market value on the date of grant. Ms. Roth, who was an executive officer of the Company until August 1997, continues as Executive Director of Business Development and receives a salary of $12,623 per month.

Item 12 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 is hereby amended in full as follows:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table indicates, as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group, the number of shares and percentage of the Company's stock beneficially owned as of December 31, 1997.


                  SHARES BENEFICIALLY OWNED AS OF DECEMBER 31, 1997

 EXECUTIVE OFFICER OR DIRECTOR           NUMBER OF COMMON SHARES     PERCENT
 ------------------------------          -----------------------     -------

 Richard C. Auger (1)..................         1,590,800             24.3%

 Catherine C. Roth (1).................        1,207,609(2)           18.5%

 J. Matthew Mackowski(1)...............        1,410,286(3)           21.4%

 The D3 Family Fund, L.P(4)............          388,000               5.9%
   19605 N.E. 8th Street
   Camas, Washington  98607

 Amerindo Investment Advisors Inc.(5)..          422,500               6.5%
   One Embarcadero Center,
      Suite 2300
   San Francisco, CA  94111

 Russell J. Harrison..................              0                    0

 Christopher J. Herron................              0                    0

 Arthur M. Southam, M.D...............             5,300                .1

 All directors and executive officers
  as a group (seven persons)..........         4,215,595(6)           64.5%


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

(2)  Includes 248,000 shares of Common Stock held by Ms. Roth's children.

(3) Includes 60,000 shares issuable upon exercise of outstanding warrants which are immediately exercisable. Also includes 12,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 1997.

(4) Based on Schedule 13D filed with the Company reflecting beneficial ownership as of June 23, 1997.

(5) Based on a Schedule 13G filed with the Company reflecting beneficial ownership as of December 31, 1996. Messrs. Alberto W. Vilar and Gary A. Tanaka may each also be deemed to be the beneficial owner of 422,500 shares based upon their capacity as the sole shareholders and directors of Amerindo Investment Advisors Inc. ("Amerindo"). Amerindo is an investment advisor and purchased the securities in its capacity as such. Amerindo and Messrs. Vilar and Tanaka each expressly disclaim beneficial ownership of the shares.

(6) Includes 60,000 shares issuable upon exercise of outstanding warrants which are immediately exercisable. Also includes 13,600 shares issuable upon exercise of outstanding stock options exercisable within 60 days of December 31, 1997.

Item 13 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 is hereby amended in full as follows:

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH THE COMPANY

     Mackowski & Shepler, a private investment partnership of which Mr. Mackowski is a partner and 50% owner, continues to provide financial and strategic advisory services to the Company under an arrangement which commenced in November 1994. Under this arrangement, Mackowski & Shepler received payments totaling $90,000 in fiscal 1997 and will continue to receive $7,500 per month until March 31, 1998.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Health Systems Design Corporation


                                       By: /s/ Russell J. Harrison
                                          ----------------------------------
                                          Russell J. Harrison, President and
                                          Chief Executive Officer

                                       Date: January 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                 DATE                  NAME & TITLE
          ---------                 ----                  ------------

/s/ Russell J. Harrison            1/28/98           Russell J. Harrison, President
----------------------------      --------           and Chief Executive Officer
                                                     (principal executive officer)

/s/ Richard C. Auger               1/28/98           Richard C. Auger, Chairman
----------------------------      --------           of the Board of Directors

/s/ Steven J. Correia              1/28/98           Steven J. Correia, Acting Chief
----------------------------      --------           Financial Officer (principal
                                                     financial officer and accounting
                                                     officer)

/s/ Catherine C. Roth              1/28/98           Catherine C. Roth, Director
----------------------------      --------

/s/ J. Matthew Mackowski           1/28/98           J. Matthew Mackowski, Director
----------------------------      --------

/s/ Arthur M. Southam M.D.         1/28/98           Arthur M. Southam M.D., Director
----------------------------      --------

/s/ Christopher Herron             1/28/98           Christopher Herron, Director
----------------------------      --------
