Form 10-Q
period 1997-12-31
HEALTH SYSTEMS DESIGN CORP
filed 1998-02-13
CIK 1005697

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                 For the quarterly period ended December 31, 1997

                                        OR

  Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

            For the transition period from ___________ to ____________

                     Commission file number        0-27502
                                            --------------------

                        HEALTH SYSTEMS DESIGN CORPORATION
              (Exact name of registrant as specified in its charter)

          DELAWARE                                   94-3235734
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                    1330 BROADWAY, OAKLAND, CALIFORNIA  94612
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

                                 Yes   X     No
                                     ------      ------

The registrant had 6,534,908 shares of common stock outstanding as of December 31, 1997.

Exhibit index is located on page 10

                       HEALTH SYSTEMS DESIGN CORPORATION

                                     INDEX

PART I.    FINANCIAL INFORMATION                                         PAGE


      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets -
              December 31, 1997 and September 30, 1997                     2

              Consolidated Statements of Operations -
              Three Months ended December 31, 1997 and 1996                3

              Consolidated Statements of Cash Flows -
              Three Months ended December 31, 1997 and 1996                4

              Notes to Consolidated Financial Statements                   5


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    6

                       PAGE PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                      ASSETS

                                                                           DECEMBER 31,            SEPTEMBER 30,
                                                                               1997                    1997
                                                                           (UNAUDITED)
                                                                          --------------          ---------------
Current Assets:
   Cash and cash equivalents                                              $  9,395,975            $  11,194,757
   Accounts receivable, net of allowance for doubtful
     accounts of $195,000 at December 31 1997, and
     $193,000 at September 30, 1997                                          6,506,535                5,208,056
   Unbilled revenue                                                          1,656,576                  994,421
   Prepaid expenses                                                            732,659                  568,266
                                                                         -------------            -------------
       Total current assets                                                 18,291,745               17,965,500
                                                                         -------------            -------------
Property and equipment:
   Computer equipment                                                        3,838,627                3,636,153
   Office furniture and other                                                1,280,981                1,149,701
                                                                         -------------            -------------
       Total property and equipment                                          5,119,608                4,785,854
Less:  Accumulated depreciation                                             (1,885,532)              (1,599,767)
                                                                         -------------            -------------
       Net property and equipment                                            3,234,076                3,186,087
                                                                         -------------            -------------
Deposits and other assets                                                      125,502                  127.000
                                                                         -------------            -------------
Software development costs, net of accumulated
     amortization of  $633,191 and $582,752 in 1997 and 1996,
     respectively                                                              913,296                  798,540
                                                                         -------------            -------------
       Total assets                                                      $  22,564,619            $  22,077,127
                                                                         -------------            -------------
                                                                         -------------            -------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                     $   1,032,170             $  1,202,704
    Accrued liabilities                                                      1,983,281                1,740,674
    Unearned revenue                                                         3,236,253                1,675,265
                                                                         -------------            -------------
         Total current liabilities                                           6,251,704                4,618,143

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 1,000,000 shares
           authorized, none outstanding                                              -                        -
     Common stock, $.001 par value, 20,000,000 shares
          authorized, 6,534,906 and 6,533,406 shares issued and
          outstanding at December 31, 1997 and September 30, 1997,
          respectively                                                           6,533                    6,533
    Additional paid-in capital                                              23,033,532               23,029,552
    Treasury stock, 2,054 shares                                               (28,500)                 (28,500)
    Deferred compensation                                                      (39,339)                 (43,279)
    Retained deficit                                                        (6,659,311)              (5,505,322)
                                                                         -------------            -------------
    Total stockholders' equity                                              16,312,915               17,458,984
                                                                         -------------            -------------
          Total liabilities and stockholders' equity                     $  22,564,619            $  22,077,127
                                                                         -------------            -------------
                                                                         -------------            -------------


                        HEALTH SYSTEMS DESIGN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                               -------------------------------------
                                                                   1997                     1996
                                                               ------------            -------------
Revenues:
  System sales                                                   $4,545,848             $  2,858,214
  Services and other                                                744,894                  464,326
                                                               ------------            -------------
      Total revenues                                              5,290,742                3,322,540
Cost of revenues                                                  2,201,399                1,335,773
                                                               ------------            -------------
      Gross margin                                                3,089,343                1,986,767
                                                               ------------            -------------
Operating expenses:
  General and administrative                                      1,873,471                1,333,858
  Sales and marketing                                               975,341                1,069,731
  Product development                                             1,516,095                  856,730
                                                               ------------            -------------
      Total operating expenses                                    4,364,907                3,260,319
                                                               ------------            -------------
      Loss from operations                                       (1,275,564)              (1,273,552)
Interest income (expense), net                                      121,575                  183,463
                                                               ------------            -------------
      Loss before provision for
         income taxes                                            (1,153,989)              (1,090,089)
Provision for income taxes                                                -                        -
                                                               ------------            -------------
Net loss                                                         (1,153,989)              (1,090,089)
                                                               ------------            -------------
                                                               ------------            -------------
Net loss per share                                                 $  (0.18)                $  (0.17)
                                                               ------------            -------------
                                                               ------------            -------------
Weighted average common and common
  equivalent shares outstanding                                   6,534,621                6,436,372
                                                               ------------            -------------
                                                               ------------            -------------

                       HEALTH SYSTEMS DESIGN CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                            1997                     1996
                                                                                     ------------------        ----------------
Cash flows from operating activities:
  Net loss                                                                           $      (1,153,989)        $     (1,090,089)
  Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
            Depreciation and amortization                                                      340,144                  257,670
            Loss on disposal of property and equipment                                               -                    5,647
            Changes in current assets and liabilities:
                 Accounts receivable                                                        (1,298,479)                 523,694
                 Unbilled revenue                                                             (662,155)                (439,981)
                 Prepaid expenses                                                             (164,393)                 (15,125)
                 Accounts payable                                                             (170,034)                (100,666)
                 Accrued liabilities                                                           242,607                  158,024
                 Unearned revenue                                                            1,560,988                  742,997
                                                                                     ------------------        ----------------
                     Net cash provided by (used in) operating activities                    (1,305,311)                  42,171
                                                                                     ------------------        ----------------
Cash flows from investing activities:
  Purchases of property and equipment                                                         (333,754)                (310,640)
  Capitalization of software development costs                                                (165,195)                (138,636)
  Other assets                                                                                   1,498                  (35,644)
                                                                                     ------------------        ----------------
       Net cash used in investing activities                                                  (497,451)                (484,920)
                                                                                     ------------------        ----------------
Cash flows from financing activities:
  Payments under capital leases                                                                      -                   (1,403)
  Proceeds from exercise of common stock options                                                 3,980                   16,798
                                                                                     ------------------        ----------------
       Net cash provided by financing activities                                                 3,980                   15,395
                                                                                     ------------------        ----------------
       Net increase (decrease) in cash and cash equivalents                                  (1,798,782)                (427,354)
Cash and cash equivalents at beginning of period                                            11,194,757               15,254,042
                                                                                     ------------------        ----------------
Cash and cash equivalents at end of period                                           $       9,395,975         $     14,826,688
                                                                                     ------------------        ----------------
                                                                                     ------------------        ----------------
Supplemental disclosure of cash flow information:
     Interest paid                                                                   $                -        $             90


                         HEALTH SYSTEMS DESIGN CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1996

1.  BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year then ended September 30, 1997 included in the Company's Form 10-K Annual Report.

2.  REVENUE RECOGNITION


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

     In October, 1997, the AICPA issued SOP 97-2 "Software Revenue Recognition," which the Company is required to adopt as of October 1, 1999. Effective October 1, 1997, the Company adopted this pronouncement. There was no material impact on the financial statements taken as a whole.

     The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through distributors. The Company also generates revenues from sales of post-contract support, implementation, and modification services, and training services performed for customers who license the Company's products.

     If collection is probable, the Company generally recognizes Diamond 950 C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system, as the implementation of Diamond 950 C/S occurs over a significant period of time and entails significant modifications. Historically, the Company has recognized Diamond 725 license revenue on the same basis as Diamond 950 C/S. The Company has concluded, based upon its favorable experience in standardizing the installation of Diamond 725, the relatively short installation time required to install the product, and favorable experience with customer acceptance, that the installation services performed in installing Diamond 725 qualify as a service transaction under SOP 97-2. As such, effective October 1, 1997, the Company will recognize Diamond 725 license revenue for contracts entered into after September 30, 1997 upon shipment of the software to end users if there are no uncertainties surrounding the contract. The impact of this change was to recognize an additional $174,000 in revenue for the quarter ended December 31, 1997.

     If a software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. In situations where there are undelivered elements critical to functionality of the software product, the entire license fee is deferred.

3.  EARNINGS PER SHARE


     In the fiscal year ending September 30, 1998 the company will report its net loss per share based on the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The pro forma effect of this accounting change on the three months ended December 31, 1997 and 1996 is:

                                             1997                 1996
                                            -----                -----

Primary EPS, as reported                    (0.18)               (0.17)
Pro forma effect of SFAS No. 128                -                    -
                                            -----                -----
Basic EPS, pro forma                        (0.18)               (0.17)
                                            -----                -----
                                            -----                -----

Fully diluted EPS, as reported              (0.18)               (0.17)
Pro forma effect of SFAS No. 128                -                    -
                                            -----                -----
Diluted EPS, pro forma                      (0.18)               (0.17)
                                            -----                -----
                                            -----                -----

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides managed care information systems software to healthcare organizations that use managed care techniques to deliver services, manage financial risk and control costs. The Company introduced its first internally financed and developed application, Diamond 725, in fiscal 1992, followed by Diamond 950C/S and Diamond Objects in fiscal 1995 and Diamond 725Q in fiscal 1996.
     The Company's revenues are derived from licensing Diamond 725, Diamond 725Q, Diamond 950C/S and Diamond Objects, providing the associated implementation, modification, support and consulting services, and reselling hardware and third party products. Until fiscal 1998, the Company recognized license revenues on a percentage of completion basis based on the labor hours required to implement the system. Effective October 1, 1997, the Company adopted AICPA Statement of Position 97-2, as described in Note 2. to the financial statements. Implementation, modification, support and consulting fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party software fees are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

      REVENUES

     Total revenues were $5,291,000 and $3,323,000 for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 59%. The growth in total revenues is attributable primarily to an increase in the number and size of Diamond 950C/S implementations in progress during the period.

     During the first quarter of fiscal 1998, the Company executed its largest license contract to date with Kaiser Permanente to use Diamond 950C/S. The relationship with Kaiser contributed approximately $729,000 and $0 in license and services revenues for the three months ended December 31, 1997 and 1996, respectively.

     During the first quarter of fiscal 1997, the Company executed a contract with Blue Cross/Blue Shield of North Carolina, which includes a license to use Diamond 950C/S, as well as implementation and product modification services. The relationship with Blue Cross and Blue Shield of North Carolina contributed approximately $626,000 and $0 in revenues for the three months ended December 31, 1997 and 1996, respectively.

     The Company's relationship with Blue Cross and Blue Shield of Florida, which commenced in November 1995, contributed approximately $399,000 in revenues for the three months ended December 31, 1997 compared with $596,000 in the prior year period.

     SYSTEM SALES. System sales revenues were $4,546,000 and $2,858,000 for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 59%. Revenues associated with Diamond 950C/S were responsible for the majority of the increase in systems sales revenues, with significant increases in Diamond 950C/S license and implementation and fees.

     SERVICES AND OTHER. Services and other revenues were $745,000 and $465,000 for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 60%. Support fees continued to account for the majority of services and other revenues. The increase in services and other revenues was due primarily to the expansion of the installed base for Diamond 725.

     COST OF REVENUES. Cost of revenues was $2,201,000 and $1,336,000 for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 65%. Cost of revenues increased primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. Cost of revenues increased from 40% of total revenues in the three months ended December 31, 1996 to 41% of total revenues in the three months ended December 31, 1997, although no long-term trend should be implied from this quarter to quarter comparison. The cost of revenues as a percentage of sales is dependent on the mix of license, service, and hardware and third party software revenues, and may fluctuate over time as these revenue sources fluctuate.

     OPERATING EXPENSES.

     GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,873,000 and $1,334,000 for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 40%. The increase in general and administrative expenses was due primarily to staff additions and investment in infrastructure to support the Company's expanded operations. The Company believes that the level of general and administrative expenses will continue to increase, although at a slower rate as the Company expands its staff to support a larger client base. General and administrative expenses include the salaries and benefits associated with general management, finance and administration, as well as costs associated with recruiting and facilities.

     SALES AND MARKETING. Sales and marketing expenditures were $975,000 and $1,070,000 for the three months ended December 31, 1997 and 1996,
respectively, representing an decrease of 9%.   Sales and marketing expenses
as a percentage of revenues decreased in the three months ended December 31, 1997 when compared to the corresponding period in 1996, primarily as a result of a decrease in marketing personnel. Although there was a decrease during this time period, the Company continues to emphasize the expansion of its sales and marketing department to better address market demand for its products.

     PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $1,516,000 and $857,000 for the three months ended December 31, 1997 and 1996, respectively, representing an increase of 77%. The Company capitalized $165,000 and $139,000 of product development costs in the three months ended December 31, 1997 and 1996, respectively. The increase in product development expenditures, net of capitalization, is due primarily to the continued development of Diamond 950C/S and Diamond 725, including increased staffing and the hiring of technical consultants to assist such efforts. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

     INTEREST INCOME AND EXPENSE. Interest income, net of interest expense, was $122,000 and $183,000 at December 31,1997 and 1996, respectively. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities. Interest expense during the prior year period consisted primarily of interest on capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $(1,305,000) and $42,000 in the three months ended December 31, 1997 and 1996, respectively.
In the three months ended December 31, 1997, net cash used in operating activities consisted primarily of a net loss of $(1,154,000), an increase in accounts receivable and in unbilled revenue, and a decrease in accounts payable offset by an increase in unearned revenues. The increase in unearned revenue was due primarily to the execution of several contracts at the end of the period. The increase in accounts receivable was due primarily to billing for these contracts.
     Net cash used in investing activities was $497,000 and $485,000 in the three months ended December 31, 1997 and 1996, respectively, and consisted primarily of purchases of computer equipment.
     Net cash provided by financing activities was $4,000 and $15,000 in the three months ended December 31, 1997 and 1996, respectively. In the three months ended December 31, 1997, net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options by employees.

     As of December 31, 1997 and 1996, the Company had cash and cash equivalents in the amounts of $9,396,000 and $14,827,000, respectively. The company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.


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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits

               11.1    Statement re:  computation of earnings per share
               10.27 License agreement, dated October 20, 1997, with Kaiser Permanente

         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Health Systems Design Corporation


Date:  February 13, 1998

                                        By:   /s/ Russell J. Harrison
                                           -----------------------------------
                                            Russell J. Harrison, President and
                                            Chief Executive Officer

                                        By:   /s/ Steven J. Correia
                                           ------------------------------------
                                            Steven J. Correia,
                                            Acting Chief Financial Officer

                         HEALTH SYSTEMS DESIGN CORPORATION
                                 INDEX TO EXHIBITS


EXHIBIT                                              DESCRIPTION
-------                                              -----------

10.27     License agreement with Kaiser Permanente +
11.1      Computation of net loss per share

----------

+ Confidential treatment has been requested with respect to portions of this exhibit.