Form 10-Q
period 1998-03-31
HEALTH SYSTEMS DESIGN CORP
filed 1998-05-15
CIK 1005697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27502

                            ------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3235734
      (State or other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                    Number)

                   1330 BROADWAY, OAKLAND, CALIFORNIA 94612
             (Address of principal executive offices)  (Zip code)

                                (510) 763-2629
             (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1932 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__  No _____

    The registrant had 6,545,708 shares of common stock outstanding as of March 31, 1998.

    Exhibit index is located on page 12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION
                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----
PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets--March 31, 1998 and September 30, 1997...............................           2

           Consolidated Statements of Operation--Three and Six Months ended March 31, 1998 and 1997.........           3

           Consolidated Statements of Cash Flows--Six Months ended March 31, 1998 and 1997..................           4

           Notes to Consolidated Financial Statements.......................................................           5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............           7

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          10

Item 6.    Exhibits and Reports on Form 8-K.................................................................          10

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    SEPTEMBER 30,
                                                                                                        1997
                                                                                       MARCH 31,    -------------
                                                                                         1998
                                                                                     -------------
                                                                                      (UNAUDITED)
Current Assets:
  Cash and cash equivalents........................................................  $   9,622,871  $  11,194,757
  Accounts receivable, net of allowance for doubtful accounts of $525,000 at March
    31 1998, and $193,000 at September 30, 1997....................................      4,757,037      5,208,056
  Unbilled revenue.................................................................      2,426,257        994,421
  Prepaid expenses.................................................................        655,263        568,266
                                                                                     -------------  -------------
    Total current assets...........................................................     17,461,428     17,965,500
                                                                                     -------------  -------------
Property and equipment:
  Computer equipment...............................................................      3,515,622      3,636,153
  Office furniture and other.......................................................      1,365,550      1,149,701
                                                                                     -------------  -------------
    Total property and equipment...................................................      4,881,172      4,785,854
Less: Accumulated depreciation.....................................................     (1,694,885)    (1,599,767)
                                                                                     -------------  -------------
    Net property and equipment.....................................................      3,186,287      3,186,087
                                                                                     -------------  -------------
Deposits and other assets..........................................................        122,152        127,000
                                                                                     -------------  -------------
Software development costs, net of accumulated amortization of $669,095 at March
  31, 1998 and $582,752 at September 30, 1997......................................      1,639,215        798,540
                                                                                     -------------  -------------
    Total assets...................................................................  $  22,409,082  $  22,077,127
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $     779,522  $   1,202,204
  Accrued liabilities..............................................................      2,447,958      1,740,674
  Unearned revenue.................................................................      3,245,979      1,675,265
                                                                                     -------------  -------------
    Total current liabilities......................................................      6,473,459      4,618,143

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized, none
    outstanding....................................................................       --             --
  Common stock, $.001 par value, 20,000,000 shares authorized, 6,545,708 and
    6,533,406 shares issued and outstanding at March 31, 1998 and September 30,
    1997, respectively                                                                       6,555          6,533
  Additional paid-in capital.......................................................     23,050,390     23,029,552
  Treasury stock, 2,054 shares.....................................................        (28,500)       (28,500)
  Deferred compensation............................................................        (35,399)       (43,279)
  Retained deficit.................................................................     (7,057,424)    (5,505,322)
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................     15,935,623     17,458,984
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  22,409,082  $  22,077,127
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  MARCH 31,                    MARCH 31,
                                                          --------------------------  ----------------------------
                                                              1998          1997          1998           1997
                                                          ------------  ------------  -------------  -------------
Revenues:
  System sales..........................................  $  5,678,975  $  3,502,613  $  10,224,823  $   6,360,827
  Services and other....................................       762,140       619,682      1,507,034      1,084,008
                                                          ------------  ------------  -------------  -------------
    Total revenues......................................     6,441,115     4,122,295     11,731,857      7,444,835
Cost of revenues........................................     2,730,931     1,391,125      4,932,330      2,726,898
                                                          ------------  ------------  -------------  -------------
    Gross margin........................................     3,710,184     2,731,170      6,799,527      4,717,937
                                                          ------------  ------------  -------------  -------------
Operating expenses:
  General and administrative............................     2,039,738     1,443,849      3,913,209      2,777,707
  Sales and marketing...................................     1,199,848       977,802      2,175,189      2,047,533
  Product development...................................       943,562       930,716      2,459,657      1,787,446
                                                          ------------  ------------  -------------  -------------
    Total operating expenses............................     4,183,148     3,352,367      8,548,055      6,612,686
                                                          ------------  ------------  -------------  -------------
    Loss from operations................................      (472,964)     (621,197)    (1,748,528)    (1,894,749)
Interest income (expense), net..........................       108,448       177,764        230,023        361,227
                                                          ------------  ------------  -------------  -------------
    Loss before provision for income taxes..............      (364,516)     (443,433)    (1,518,505)    (1,533,522)
Provision for income taxes..............................        33,596       --              33,597       --
                                                          ------------  ------------  -------------  -------------
Net loss................................................  $   (398,112) $   (443,433) $  (1,552,102) $  (1,533,522)
                                                          ------------  ------------  -------------  -------------
                                                          ------------  ------------  -------------  -------------
Net loss per share......................................  $      (0.06) $      (0.07) $       (0.24) $       (0.24)
                                                          ------------  ------------  -------------  -------------
                                                          ------------  ------------  -------------  -------------
Weighted average common shares outstanding..............     6,545,465     6,456,108      6,540,129      6,446,240
                                                          ------------  ------------  -------------  -------------
                                                          ------------  ------------  -------------  -------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Cash flows from operating activities:
  Net loss.........................................................................  $  (1,552,102) $  (1,533,522)
  Adjustments to reconcile net loss to net cash and cash equivalents provided by
    (used in) operating activities:
    Allowance for doubtful accounts................................................        332,000         75,000
    Depreciation and amortization..................................................        678,527        542,820
    Loss on disposal of property and equipment.....................................        178,788          5,835
    Changes in current assets and liabilities:
      Accounts receivable..........................................................        119,019       (177,639)
      Unbilled revenue.............................................................     (1,431,836)      (196,970)
      Prepaid expenses.............................................................        (86,997)      (114,636)
      Accounts payable.............................................................       (422,682)       (75,664)
      Accrued liabilities..........................................................        707,284        217,864
      Unearned revenue.............................................................      1,570,714        907,590
                                                                                     -------------  -------------
        Net cash provided by (used in) operating activities........................         92,715       (349,322)
                                                                                     -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment..............................................       (782,214)      (644,225)
  Proceeds from sale of property and equipment.....................................         18,922          2,939
  Capitalization of software development costs.....................................       (927,018)      (360,037)
  Other assets.....................................................................          4,848        (35,644)
                                                                                     -------------  -------------
    Net cash used in investing activities..........................................     (1,685,462)    (1,036,967)
                                                                                     -------------  -------------
Cash flows from financing activities:
  Payments under capital leases....................................................       --               (3,505)
  Proceeds from exercise of common stock options...................................         20,861         53,251
                                                                                     -------------  -------------
    Net cash provided by financing activities......................................         20,861         49,746
                                                                                     -------------  -------------
    Net increase (decrease) in cash and cash eqivalents............................     (1,571,886)    (1,336,543)
Cash and cash equivalents at beginning of period...................................     11,194,757     15,254,042
                                                                                     -------------  -------------
Cash and cash equivalents at end of period.........................................  $   9,622,871  $  13,917,499
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Supplemental disclosure of cash flow information:
  Interest paid....................................................................  $    --        $          21
  Taxes paid.......................................................................  $      33,596  $         800

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1997 included in the Company's Form 10-K Annual Report.

2. REVENUE RECOGNITION

    The Company licenses its internally developed software products and other software products to healthcare organizations under the terms of product license contracts. Individual sales may include, among others, a combination of software license, implementation, program modifications, training, and support. Contracts with customers could be terminated under certain circumstances and revenues recognized could be refundable upon termination in certain cases, including breach of contract.

    In October, 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which the Company was required to adopt as of October 1, 1999. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes the guidance contained in SOP 91-1. The Company elected to adopt the provisions of the statement effective October 1, 1997.

    The Company generates revenues from licensing the rights to use its software products directly to end users and indirectly through distributors. The Company also generates revenues from sales of post-contract support, implementation and modification services, and training services performed for customers who license the Company's products.

    If the contract does not require significant production, modification or customization of software, revenue is recognized when all the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Effective October 1, 1997, the Company generally recognizes Diamond 725 license revenue upon shipment of the software to end users, as no significant production, modification or customization of this software is required, and the installation period is relatively short. The Company generally recognizes Diamond 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system, as this software generally requires an extended installation period and can require significant modifications. If the software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

3. EARNINGS PER SHARE

    In the fiscal year ending September 30, 1998, the Company will report its earnings per share based on the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per

                       HEALTH SYSTEMS DESIGN CORPORATION

                                 MARCH 31, 1998

3. EARNINGS PER SHARE (CONTINUED)
Share". The pro forma effect of this accounting change on the three months ended March 31, 1998 and 1997 is:

                                                                MARCH 31, 1998     MARCH 31, 1997
                                                               -----------------  -----------------
Primary EPS, as reported.....................................          (0.06)             (0.07)
Pro forma effect SFAS No. 128................................         -0-                -0-
Basic EPS, pro forma.........................................          (0.06)             (0.07)
Fully diluted EPS, as reported...............................          (0.06)             (0.07)
Pro forma effect of SFAS No. 128.............................         -0-                -0-
Diluted EPS, pro forma.......................................          (0.06)             (0.07)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides managed care information systems software to healthcare organizations that use managed care techniques to deliver services, manage financial risk and control costs. The Company introduced its first internally financed and developed application, Diamond 725, in fiscal 1992, followed by Diamond 950C/S in fiscal 1995.

    The Company's revenues are derived from licensing these products, providing the associated implementation, modification, support and consulting services, and reselling hardware and third party products. If collection is probable, the Company generally recognizes Diamond 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system. If collectibility is probable and there are no uncertainties surrounding a contract, the Company generally recognizes Diamond 725 license revenue upon shipment of the software to end users. Implementation, modification, support and consulting fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party software fees are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $6,441,000 and $4,122,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 56%. Total revenues were $11,732,000 and $7,445,000 for the six months ended March 31, 1998 and 1997, respectively, representing an increase of 58%. The growth in total revenues is attributable primarily to an increase in the number and size of Diamond 950C/S implementations in progress during the period. Approximately 26% of total revenues were from two customers.

    SYSTEM SALES. System sales revenues were $5,679,000 and $3,503,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 62%. System sales revenues were $10,225,000 and $6,361,000 for the six months ended March 31, 1998 and 1997 respectively, representing an increase of 61%. The increase in system sales was due primarily to the increase in Diamond 950C/S license and implementation fees.

    SERVICES AND OTHER. Services and other revenues were $762,000 and $620,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 23%. Services and other revenues were $1,507,000 and $1,084,000 for the six months ended March 31, 1998 and 1997, respectively, representing an increase of 39%. Support fees continued to account for the majority of services and other revenues. As a result, the increase in services and other revenues was due primarily an increase in the Company's installed base, as well as an increase in group training fees.

    COST OF REVENUES. Cost of revenues was $2,731,000 and $1,391,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 96%. Cost of revenues was $4,932,000 and $2,727,000 for the six months ended March 31, 1998 and 1997, respectively, representing an increase of 81%. Cost of revenues increased primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. Cost of revenues increased from 34% of total revenues in the three months ended March 31, 1997 to 42% of total revenues in the three months ended March 31, 1998. Cost of revenues increased from 37% of total revenues in the six months ended March 31, 1997 to 42% of total revenues in the six months ended March 31, 1998, although no long-term trend should be implied from this period to period comparison. The cost of revenues as a percentage of sales is dependent on the mix of license, service, and hardware and third party software revenues, and may fluctuate over time as these revenue sources fluctuate. The increase in the percentage was primarily due to the increased number of personnel required to implement and support the larger client base.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $2,040,000 and $1,444,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 41%. General and administrative expenditures were $3,913,000 and $2,778,000 for the six months ended March 31, 1998 and 1997, respectively, representing an increase of 41%. The increase in general and administrative expenses was due primarily to staff additions and investment in infrastructure to support the Company's expanded operations, as well as an additional allowance for doubtful accounts of $330,000 and the retirement of approximately $178,000 in equipment during the quarter. The Company believes that the level of general and administrative expenses will continue to be higher than the previous fiscal year. General and administrative expenses include the salaries and benefits associated with general management, finance and administration, as well as costs associated with recruiting and facilities. General and administrative expenditures as a percentage of revenues for the three and six months ended March 31, 1998 were 32% and 33%, respectively compared to 35% and 37% for the three and six months ended March 31, 1997, respectively.

    SALES AND MARKETING. Sales and marketing expenditures were $1,200,000 and $978,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 23%. Sales and marketing expenditures were $2,175,000 and $2,048,000 for the six months ended March 31, 1998 and 1997, respectively, representing an increase of 6%. The increase was mainly due to the Company's continued emphasis on the expansion of its sales and marketing department to better address market demand for its products, as well as the effects of a new commission plan for sales personnel. Sales and marketing expenditures as a percentage of revenues for the three and six months ended March 31, 1998 were 19% for both periods as compared to 24% and 28% for the three and six months ended March 31, 1997, respectively.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $944,000 and $931,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 1%. Product development expenditures, net of software capitalization, were $2,460,000 and $1,787,000 for the six months ended March 31, 1998 and 1997, respectively, representing an increase of 38%. The Company capitalized $762,000 and $221,000 of product development costs in the three months ended March 31, 1998 and 1997, respectively and $927,000 and $360,000 in the six months ended March 31, 1998 and 1997, respectively. The flatness of product development expenditures and the related increase in capitalized software, is due primarily to the Company's focus on the development of major releases of Diamond 950C/S and Diamond 725, which are being capitalized. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future. Product development expenditures as a percentage of revenues for the three and six months ended March 31, 1998 were 15% and 21%, respectively compared to 23% and 24% for the three and six months ended March 31, 1997, respectively.

    INTEREST INCOME AND EXPENSE. Interest income, net of interest expense, was $108,000 and $178,000 for the three months ended March 31,1998 and 1997, respectively. Interest income, net of interest expense, was $230,000 and $362,000 for the six months ended March 31, 1998 and 1997, respectively. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities. Interest expense during the prior year period consisted primarily of interest on capital leases.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $93,000 and $(349,000) during the six months ended March 31, 1998 and 1997, respectively. In the six months ended March 31, 1998, net cash provided by operating activities consisted primarily of depreciation and an increase in accrued liabilities and unearned revenue offset by an increase in unbilled revenue.

    Net cash used in investing activities was $1,685,000 and $1,037,000 during the six months ended March 31, 1998 and 1997, respectively, and consisted primarily of purchases of computer and office equipment and capitalization of software development costs.

    Net cash provided by financing activities was $21,000 and $50,000 during the six months ended March 31, 1998 and 1997, respectively, consisting primarily of proceeds from the exercise of common stock options by employees.

    As of March 31, 1998 and 1997, the Company had cash and cash equivalents in the amounts of $9,623,000 and $13,917,000, respectively. The company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

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

(a) The annual meeting of shareholders was held on March 24, 1998.

(b) The following directors were elected at the meeting:

           Richard Auger

           Catherine Roth

           J. Matthew Mackowski

           Arthur M. Southam, M.D.

           Christopher Herron

    The foregoing constitute all members of the Board of Directors of the Company.

(c) At the annual meeting, the shareholders voted to approve a proposal to amend the 1996 Omnibus Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 500,000.

    Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                      AGAINST OR                    BROKER
                             FOR       WITHHELD     ABSTENTIONS   NON-VOTES
                          ----------  -----------  -------------  ----------
PROPOSAL TO AMEND THE      4,172,248     595,620         1,600     1,198,207
  1996 OMNIBUS EQUITY
  INCENTIVE PLAN

                                   FOR ALL NOMINEES  INSTRUCTED      WITHHELD FROM ALL NOMINEES
                                   ----------------  -----------  ---------------------------------
ELECTION OF DIRECTORS:

  RICHARD AUGER                         5,868,850        98,820                       5
  CATHERINE ROTH                        5,868,850        98,820                       5
  J. MATTHEW MACKOWSKI                  5,868,850        98,820                       5
  ARTHUR M. SOUTHAM, M.D.               5,868,850        98,820                       5
  CHRISTOPHER HERRON                    5,868,850        98,820                       5

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

                                HEALTH SYSTEMS DESIGN CORPORATION

Date: May 15, 1998              By:           /s/ RUSSELL J. HARRISON
                                     -----------------------------------------
                                                RUSSELL J. HARRISON,
                                       President and Chief Executive Officer

                                By:             /s/ STEVEN L. MOORE
                                     -----------------------------------------
                                                  Steven L. Moore,
                                              CHIEF FINANCIAL OFFICER

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS

   EXHIBIT   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------
      11.1   Computation of net loss per share