Form 10-Q
period 1998-06-30
HEALTH SYSTEMS DESIGN CORP
filed 1998-08-14
CIK 1005697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 6,662,708 shares of common stock outstanding as of July 31, 1998.

    Exhibit index is located on page 11

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION
                                     INDEX

                                                                                                                      PAGE
                                                                                                                      -----
PART I. FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets--
                   June 30, 1998 and September 30, 1997..........................................................           2

                   Consolidated Statements of Operations--
                   Three and Nine months ended June 30, 1998 and 1997............................................           3

                   Consolidated Statements of Cash Flows--
                   Nine months ended June 30, 1998 and 1997......................................................           4

                   Notes to Consolidated Financial Statements....................................................           5

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.....................................................................           7

PART II. OTHER INFORMATION

          Item 5.  Other Information.............................................................................          10

          Item 6.  Exhibits and Reports on Form 8-K..............................................................          10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   JUNE 30,    SEPTEMBER 30,
                                                                                     1998          1997
                                                                                  -----------  -------------
                                                                                  (UNAUDITED)
Current Assets:
  Cash and cash equivalents.....................................................  $ 9,752,339   $ 11,194,757
  Accounts receivable, net of allowance for doubtful accounts of $525,000 at
    June 30 1998, and $193,000 at September 30, 1997............................    5,056,510      5,208,056
  Unbilled revenue..............................................................    2,564,898        994,421
  Prepaid expenses..............................................................      499,870        568,266
                                                                                  -----------  -------------
    Total current assets........................................................   17,873,617     17,965,500
                                                                                  -----------  -------------
Property and equipment:
  Computer equipment............................................................    3,556,663      3,636,153
  Office furniture and other....................................................    1,373,437      1,149,701
                                                                                  -----------  -------------
    Total property and equipment................................................    4,930,100      4,785,854
Less: Accumulated depreciation..................................................   (1,990,045)    (1,599,767)
                                                                                  -----------  -------------
    Net property and equipment..................................................    2,940,055      3,186,087
                                                                                  -----------  -------------
Deposits and other assets.......................................................      117,894        127,000
                                                                                  -----------  -------------
Software development costs, net of accumulated amortization of $739,850 at June
  30, 1998 and $582,752 at September 30, 1997...................................    2,264,003        798,540
                                                                                  -----------  -------------
    Total assets................................................................  $23,195,569   $ 22,077,127
                                                                                  -----------  -------------
                                                                                  -----------  -------------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................  $   785,161   $  1,202,204
  Accrued liabilities...........................................................    2,119,784      1,740,674
  Unearned revenue..............................................................    3,168,562      1,675,265
                                                                                  -----------  -------------
    Total current liabilities...................................................    6,073,507      4,618,143

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized, none
    outstanding.................................................................      --            --
  Common stock, $.001 par value, 20,000,000 shares authorized, 6,662,708 and
    6,533,406 shares issued and outstanding at June 30, 1998 and September 30,
    1997, respectively..........................................................        6,663          6,533
  Additional paid-in capital....................................................   23,938,372     23,029,552
  Treasury stock, 2,054 shares..................................................      (28,500)       (28,500)
  Deferred compensation.........................................................      (31,459)       (43,279)
  Retained deficit..............................................................   (6,763,014)    (5,505,322)
                                                                                  -----------  -------------
  Total stockholders' equity....................................................   17,122,062     17,458,984
                                                                                  -----------  -------------
    Total liabilities and stockholders' equity..................................  $23,195,569   $ 22,077,127
                                                                                  -----------  -------------
                                                                                  -----------  -------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               --------------------------  ----------------------------
                                                                   1998          1997          1998           1997
                                                               ------------  ------------  -------------  -------------
Revenues:
  System sales...............................................  $  5,991,029  $  4,573,229  $  16,215,854  $  10,934,056
  Services and other.........................................     1,067,592       657,571      2,574,625      1,741,579
                                                               ------------  ------------  -------------  -------------
    Total revenues...........................................     7,058,621     5,230,800     18,790,479     12,675,635
Cost of revenues.............................................     2,478,658     1,680,797      7,410,988      4,407,695
                                                               ------------  ------------  -------------  -------------
    Gross margin.............................................     4,579,963     3,550,003     11,379,491      8,267,940
                                                               ------------  ------------  -------------  -------------
Operating expenses:
  General and administrative.................................     1,875,521     1,354,046      5,788,731      4,131,753
  Sales and marketing........................................     1,142,735       919,592      3,317,925      2,967,125
  Product development........................................     1,286,491     1,530,108      3,746,147      3,317,554
                                                               ------------  ------------  -------------  -------------
    Total operating expenses.................................     4,304,747     3,803,746     12,852,803     10,416,432
                                                               ------------  ------------  -------------  -------------
      Income (loss) from operations..........................       275,216      (253,743)    (1,473,312)    (2,148,492)
Interest income (expense), net...............................       105,247       166,469        335,270        527,696
                                                               ------------  ------------  -------------  -------------
    Income (loss) before provision for income taxes..........       380,463       (87,274)    (1,138,042)    (1,620,796)
Provision for income taxes...................................        86,053       --             119,649       --
                                                               ------------  ------------  -------------  -------------
Net income (loss)............................................  $    294,410  $    (87,274) $  (1,257,691) $  (1,620,796)
                                                               ------------  ------------  -------------  -------------
                                                               ------------  ------------  -------------  -------------
Net income (loss) per share..................................  $       0.04  $      (0.01) $       (0.19) $       (0.25)
                                                               ------------  ------------  -------------  -------------
                                                               ------------  ------------  -------------  -------------
Weighted average common shares outstanding:
  Basic......................................................     6,607,282     6,495,558      6,566,232      6,462,643
                                                               ------------  ------------  -------------  -------------
                                                               ------------  ------------  -------------  -------------
  Diluted....................................................     6,825,712     6,495,558      6,566,232      6,462,643
                                                               ------------  ------------  -------------  -------------
                                                               ------------  ------------  -------------  -------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                           ----------------------------
                                                                                               1998           1997
                                                                                           -------------  -------------
Cash flows from operating activities:
  Net loss...............................................................................  $  (1,257,691) $  (1,620,796)
  Adjustments to reconcile net loss to net cash and cash equivalents
    Provided by (used in) operating activities:
      Allowance for doubtful accounts....................................................        332,000              0
      Depreciation and amortization......................................................      1,048,864        863,129
      (Gain) Loss on disposal of property and equipment..................................        175,190           (439)
      Changes in current assets and liabilities:
        Accounts receivable..............................................................       (180,454)       (90,670)
        Unbilled revenue.................................................................     (1,570,477)       118,453
        Prepaid expenses.................................................................         68,396        (27,259)
        Accounts payable.................................................................       (417,043)        21,546
        Accrued liabilities..............................................................        379,110       (147,640)
        Unearned revenue.................................................................      1,493,297         63,980
                                                                                           -------------  -------------
          Net cash provided by (used in) operating activities............................         71,192       (819,696)
                                                                                           -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment....................................................       (828,522)      (955,370)
  Proceeds from sale of property and equipment...........................................         19,417          5,000
  Capitalization of software development costs...........................................     (1,622,561)      (548,489)
  Other assets...........................................................................          9,106        (43,791)
                                                                                           -------------  -------------
    Net cash used in investing activities................................................     (2,422,560)    (1,542,650)
                                                                                           -------------  -------------
Cash flows from financing activities:
  Payments under capital leases..........................................................       --               (3,505)
  Proceeds from exercise of common stock options.........................................        908,950        157,017
                                                                                           -------------  -------------
    Net cash provided by financing activities............................................        908,950        153,512
                                                                                           -------------  -------------
    Net decrease in cash and cash equivalents............................................     (1,442,418)    (2,208,834)
Cash and cash equivalents at beginning of period.........................................     11,194,757     15,254,042
                                                                                           -------------  -------------
Cash and cash equivalents at end of period...............................................  $   9,752,339  $  13,045,208
                                                                                           -------------  -------------
                                                                                           -------------  -------------

Supplemental disclosure of cash flow information:

  Interest paid..........................................................................  $    --        $          21
  Taxes paid.............................................................................  $     119,649  $       5,600

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1997 included in the Company's Form 10-K Annual Report.

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

    If the contract does not require significant production, modification or customization of software, revenue is recognized when all the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed and determinable, and collection is probable. Effective October 1, 1997, the Company generally recognizes Diamond 725 license revenue upon shipment of the software to end users, as no significant production, modification or customization of this software is required, and the installation period is relatively short. The Company generally recognizes Diamond 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system, as this software generally requires an extended installation period and can require significant modifications. If the software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company accounts for capitalized software costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design.

                       HEALTH SYSTEMS DESIGN CORPORATION

                                 JUNE 30, 1998

4. EARNINGS PER SHARE

    In the fiscal year ending September 30, 1998, the Company will report its earnings per share based on the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". The pro forma effect of this accounting change on the nine months ended June 30, 1998 and 1997 is:

                                                                          JUNE 30, 1998     JUNE 30, 1997
                                                                        -----------------  ---------------
Primary EPS, as reported..............................................            .04             (0.18)
Pro forma effect SFAS No. 128.........................................              0                 0
Basic EPS, pro forma..................................................            .04             (0.18)

Fully diluted EPS, as reported........................................            .04             (0.19)
Fully diluted effect of SFAS No. 128..................................              0                 0
Diluted EPS, pro forma................................................            .04             (0.19)

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

    The Company's revenues are derived from licensing these products, providing the associated implementation, modification, support and consulting services, and reselling hardware and third party products. If collection is probable, the Company generally recognizes Diamond 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system. As such, a significant portion of license revenues recorded in any quarter come from contracts executed in earlier quarters. If collection is probable and there are no uncertainties surrounding a contract, the Company generally recognizes Diamond 725 license revenue upon shipment of the software to end users. Implementation, modification, support and consulting fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party software fees are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $7,059,000 and $5,231,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 35%. Total revenues were $18,790,000 and $12,676,000 for the nine months ended June 30, 1998 and 1997, respectively, representing an increase of 48%. The growth in total revenues is attributable primarily to an increase in system sales. Approximately 43% and 30% of total revenues were from two customers for the three and nine months ended June 30, 1998.

    SYSTEM SALES. System sales revenues were $5,991,000 and $4,573,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 31%. System sales revenues were $16,216,000 and $10,934,000 for the nine months ended June 30, 1998 and 1997 respectively, representing an increase of 48%. The increase in system sales was due primarily to the increase in Diamond 950C/S license and implementation fees resulting from an increase in the size of Diamond 950C/S implementations in progress during the period.

    SERVICES AND OTHER. Services and other revenues were $1,068,000 and $658,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 62%. Services and other revenues were $2,575,000 and $1,742,000 for the nine months ended June 30, 1998 and 1997, respectively, representing an increase of 48%. Support fees continued to account for the majority of services and other revenues. As a result, the increase in services and other revenues was due primarily to an increase in the Company's installed customer base. In addition, the Company experienced an increase in consulting and group training fees.

    COST OF REVENUES. Cost of revenues was $2,479,000 and $1,681,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 47%. Cost of revenues was $7,411,000 and $4,408,000 for the nine months ended June 30, 1998 and 1997, respectively, representing an increase of 68%. Cost of revenues increased primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger client base. Cost of revenues increased from 32% of total revenues in the three months ended June 30, 1997 to 35% of total revenues in the three months ended June 30, 1998, although no long-term trend should be implied from this quarter to quarter comparison. Cost of revenues increased from 35% of total revenues in the nine months ended June 30, 1997 to 39% of total revenues in the nine months ended June 30, 1998, although no long-term trend should be implied from this period to period comparison. The cost of revenues as a percentage of sales is dependent on the mix of license, service, and hardware and third party software revenues, and may fluctuate over time as these revenue sources fluctuate.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,895,000 and $1,354,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 40%. General and administrative expenditures were $5,808,000 and $4,132,000 for the nine months ended June 30, 1998 and 1997, respectively, representing an increase of 41%. The increase in general and administrative expenses was due primarily to staff additions and investment in infrastructure to support the Company's expanded operations, as well as additional reserves booked during the nine months ended June 30, 1998. General and administrative expenses include the salaries and benefits associated with general management, finance and administration, as well as costs associated with recruiting and facilities. General and administrative expenditures as a percentage of revenues for the three and nine months ended June 30, 1998 were 27% and 31%, respectively compared to 26% and 33% for the three and nine months ended June 30, 1997, respectively.

    SALES AND MARKETING. Sales and marketing expenditures were $1,143,000 and $920,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 24%. Sales and marketing expenditures were $3,318,000 and $2,967,000 for the nine months ended June 30, 1998 and 1997, respectively, representing an increase of 12%. The increase was primarily due to the Company's continued emphasis on the expansion of its sales and marketing department to better address market demand for its products, as well as the affects of a new commission plan for sales personnel. Sales and marketing expenditures as a percentage of revenues for the three and nine months ended June 30, 1998 were 16% and 18%, respectively compared to 18% and 23% for the three and nine months ended June 30, 1997, respectively.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $1,286,000 and $1,530,000 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 16%. Product development expenditures, net of software capitalization, were $3,746,000 and $3,318,000 for the nine months ended June 30, 1998 and 1997, respectively, representing a increase of 13%. Product development expenditures as a percentage of revenues for the three and nine months ended June 30, 1998 were 18% and 20%, respectively compared to 29% and 26% for the three and nine months ended June 30, 1997, respectively. The Company believes that product development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

    The Company capitalized $696,000 and $188,000 of product development costs in the three months ended June 30, 1998 and 1997, respectively and $1,623,000 and $548,000 in the nine months ended June 30, 1998 and 1997, respectively. Capitalized product development expenditures as a percentage of total product expenditures were 35% and 30% for the three and nine months ended June 30, 1998, respectively, and 11% and 14% for the three and nine months ended June 30, 1997, respectively. The increase in the percentage of product development costs capitalized is due primarily to the Company's efforts, beginning in the three month period ended March 31, 1998, on the development of major releases of Diamond 950C/S and Diamond 725. No such major releases were being developed in the nine months ended June 30, 1997.

    INTEREST INCOME AND EXPENSE. Interest income, net of interest expense, was $105,000 and $166,000 for the three months ended June 30, 1998 and 1997, respectively. Interest income was $335,000 and $528,000 for the nine months ended June 30, 1998 and 1997, respectively. The decrease in interest income, net of expense, was primarily due to a decrease in cash reserves invested. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $86,000 and $0 for the three months ended June 30, 1998 and 1997 respectively. The provision for income taxes was $119,649 and $0 for the nine months ended June 30, 1998 and 1997 respectively. The increase in the provision for income taxes is due to taxes withheld on overseas sales.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $71,000 and $(820,000) during the nine months ended June 30, 1998 and 1997, respectively. In the nine months ended June 30, 1998, the increase in cash provided by operating activities as compared to prior period resulted primarily from the reduced operating loss.

    Net cash used in investing activities was $2,423,000 and $1,543,000 during the nine months ended June 30, 1998 and 1997, respectively, and consisted primarily of purchases of computer and office equipment and capitalization of software development costs.

    Net cash provided by financing activities was $909,000 and $154,000 during the nine months ended June 30, 1998 and 1997, respectively, consisting primarily of proceeds from the exercise of common stock options by employees.

    As of June 30, 1998 and 1997, the Company had cash and cash equivalents in the amounts of $9,752,000 and $13,045,000, respectively. The company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

Year 2000

    Many computer systems used by the Company may not properly recognize a date using "00" as the year 2000 (Year 2000). This could result in system/program failures or logic errors that would disrupt normal business activities. The Company is in the process of identifying and modifying or replacing computer systems that potentially subject the Company to risk.

    In addition, certain software programs sold by the Company may not be Year 2000 compliant. The Company has evaluated such software programs to determine if they are Year 2000 ready, and has notified its Diamond 725 customers that the current release (Version 4.3) is Year 2000 compliant. Diamond 950 customers have been notified that a Year 2000 compliant release for that project is expected to be available in the first fiscal quarter ended December 31, 1998.

    The Company has initiated communications with suppliers to raise their awareness of the Year 2000 issue and to determine the extent to which the Company is vulnerable to their failure to remediate their own Year 2000 issues. The Company cannot reasonably predict the degree to which its suppliers will be successful in mitigating the potential negative effects of the Year 2000 date-recognition problem.

    If computer systems used by the Company or its suppliers, or the software applications sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially adversely affected. At this time, the Company cannot reasonably estimate the cost of its Year 2000 compliance program.

    "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements; including the Company's dependence on a single product line; the dynamic nature of the market in with the Company's product line competes; continued market acceptance of the Company's product; development of new products and enhancements of the current product; dependence of the Company's results of operations on its relationship with certain large customers; the variable nature of the Company's operating results; the length of the Company's sales cycle; the Company's dependence on key personnel; intense competition and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    In accordance with Rule 14a-4(c)(1) promulgated by the Securities and Exchange Commission, management proxies intend to use their discretionary voting authority with respect to any shareholder proposal raised at the Company's annual meeting as to which the proponent fails to notify to Company on or before January 17, 1998.

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

                                Health Systems Design Corporation

                                By:  /s/ Russell J. Harrison
                                     ------------------------------------------
                                     Russell J. Harrison, President and
Date: August 13, 1998                Chief Executive Officer

                                By:  /s/ Steven L. Moore
                                     ------------------------------------------
                                     Steven L. Moore,
                                     Chief Financial Officer

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS

  EXHIBIT                                                      DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------------
      11.1   Computation of net income (loss) per share