Form 10-K
period 1998-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1998-12-23
CIK 1005697

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER 0-27502.

                            ------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                 94-3235734
(State or other Jurisdiction    (I.R.S. Employer
             of                  Identification
      Incorporation or               Number)
       Organization)

                    1330 BROADWAY, OAKLAND, CALIFORNIA 94612
              (Address of principal executive offices) (Zip code)

                                 (510) 763-2629
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:

  Title of each        Name of each exchange on which
      Class                      registered
      NONE                          NONE

    Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of November 30, 1998, 6,673,307 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $13,566,600.

    Portions of the definitive proxy statement for the Company's annual meeting of stockholders, to be held on March 23, 1999, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    OVERVIEW. Health Systems Design Corporation (HSD or the Company) is a leading provider of managed care information systems software to payors and providers of managed care products and services. The Company's principal product line, DIAMOND-TM-, consists of DIAMOND-TM- 725 and DIAMOND-TM- 950C/S. The DIAMOND-TM- products enable the Company's customers to manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management. DIAMOND-TM-950C/S is one of the first core administrative client/server products offered to the managed care industry. HSD markets its products through its direct sales force as well as through remarketing agreements.

    The DIAMOND-TM- products are UNIX and NT-based and operate on a variety of hardware platforms. While the products incorporate similar functionality, each is designed to meet the requirements of different types of managed care organizations. DIAMOND-TM- 725 provides a system for mid-size managed care organizations, whereas DIAMOND-TM- 950C/S is designed for organizations seeking advanced technology, particularly larger organizations with high transaction requirements and more complex networks. HSD provides its customers with implementation, training, modification, support and other services to ensure that its customers maximize the benefits of the Company's DIAMOND-TM- products. A significant portion of the Company's revenues is derived from providing these services to its customers.

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

    PRODUCTS. As mentioned above, DIAMOND-TM- 725 and DIAMOND-TM- 950C/S enable customers to manage information about their members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management. The product accomplishes each of these tasks through a series of integrated modules. Because of the nature of information processing in managed care companies, the modules are sold as an integrated product and generally not sold separately. Optional modules and third party products are made available to customers for an additional cost.

                              DIAMOND-TM- MODULES

MODULE                                                                          DESCRIPTION
---------------------------------------------------------  ------------------------------------------------------
Members and Groups.......................................  Supports enrollment processes
                                                           Maintains eligibility, benefit and member-level
                                                             provider assignment information

Batch Processing.........................................  Allows batch processing of enrollment and claims data

Provider Contracting and Network Management..............  Defines and manages multiple provider networks and affiliations, and specific provider reimbursement
                                                             arrangements

Authorizations...........................................  Processes referrals, authorizations and hospital precertifications
                                                           Interfaces with claims so that adjudication results
                                                             can vary by authorization status

Claims Pricing and Adjudication..........................  Calculates price for services rendered
                                                           Applies benefits and eligibility information
                                                           Applies duplicate checking and other transaction logic
                                                           Interfaces with clinical editors

Capitation and Risk Pool Management......................  Calculates capitated reimbursement
                                                           Debits budgeted dollars or funds with utilization
                                                           Applies stoploss limits

Accounts Payable.........................................  Supports claims and capitation payables

Premium Billing and Accounts Receivable..................  Supports premium billing and accounts receivable

Reporting................................................  Generates standard utilization and cost reporting
                                                           Includes correspondence generation
                                                           Supports AD HOC reporting

Customer Service.........................................  Tracks communication and correspondence between a health plan and its customers

MODULE                                                                          DESCRIPTION
---------------------------------------------------------  ------------------------------------------------------
Medicaid and Medicare Interfaces.........................  Interfaces to federal and state governments for eligibility information
                                                           Manages capitated reimbursement for providers with
                                                             Medicare contracts and Medicaid contracts (Medicaid
                                                             Interface available only for DIAMOND-TM- 725)

    DIAMOND-TM- 725 is the Company's initial internally developed managed care information system. Introduced in 1992, DIAMOND-TM- 725 is designed to address the needs of a wide spectrum of payor and provider organizations. The functionality provided by DIAMOND-TM- 725 supports the critical operational tasks of managed health care organizations ranging from start-up companies to mid-sized mature companies seeking an established managed care information system that is cost effective and easy to support.

    DIAMOND-TM- 950C/S was released in 1995 as an information system for large managed care organizations demanding advanced technologies. DIAMOND-TM-950C/Semploys an open system architecture and incorporates the Oracle relational database, PowerBuilder application development tools and a graphical user interface. The advantages of DIAMOND-TM- 950C/S include broad scalability, a high degree of information access using Structured Query Language ("SQL") reporting tools, and a wide range of architectural options in deploying system resources across geographically dispersed organizations, centralized processing, and other topologies. The Company believes that DIAMOND-TM- 950C/S represents a significant advantage for those organizations that are positioning themselves to respond to a data-driven health care environment. DIAMOND-TM- 950C/S can be integrated with other products in a two-tier architecture and incorporates SQL accessibility and application program interfaces

    License fee levels for the Company's direct customers are determined by the number of users or number of members of the plan, with customers paying additional license and support fees as the number of licensed users or members increase.

    IMPLEMENTATION, SERVICES AND SUPPORT. IMPLEMENTATION. HSD's implementation services consist primarily of analysis of the hardware, software, interfaces, networking, data conversion and personnel needs of its customers, installation and testing of the software and detailed, customer-specific training at the customers' sites. Implementation of DIAMOND-TM- 725 generally ranges from four to six months. DIAMOND-TM- 950C/S implementations are usually nine to twelve months in duration, but larger customers may require a more extended time period.

    TRAINING PROGRAM. HSD provides a comprehensive training program to its customers. Training classes are offered primarily through in-house facilities in Oakland, California and Atlanta, Georgia.

    SUPPORT. To ensure the most effective use of its products, HSD initially requires each of its direct customers to enter into a minimum 24-month support contract with the Company. The Company's software support services include rights to receive unspecified product updates, upgrades, telephone and dial-up support and on-site reviews.

    ENHANCEMENTS. Because systems requirements of managed care organizations vary, some clients request specific enhancements to the standard DIAMOND-TM-product. HSD provides these enhancement services to its customers for an additional fee. Enhancements are typically, though not always, incorporated in the core DIAMOND-TM- product.

    SALES AND MARKETING. HSD markets its products through its direct sales force as well as through remarketing agreements. As of September 30, 1998, the Company's direct sales force consisted of 7 account executives and 2 regional managers located in the Company's Oakland, California; Atlanta, Georgia; and other satellite offices. In addition to this sales force, HSD employs a 14-person marketing, sales support and product specialist team. To increase market share in other segments not fully addressed by HSD directly, the Company has entered into strategic alliances with various third party hardware and software vendors, as well as certain service organizations. The Company continues to seek additional strategic relationships.

    The sales cycle typically ranges from four to nine months and consists of several steps which include initial contact and lead qualification, site visits, response to requests for proposals, analysis of business requirements, preparation of final bid and contract negotiations. Members of HSD's engineering, implementation and customer support departments assist the Company's direct sales force in making presentations to, and preparing comprehensive proposals for, potential customers. To support the Company's sales efforts, HSD conducts a variety of programs intended to market and position its product line and services. These programs include trade journal advertising, direct mailings, public relations activities and trade show participation.

    RELATIONSHIP WITH SHARED MEDICAL SYSTEMS. In January 1994, the Company and Shared Medical Systems ("SMS") entered into the "SMS Agreement", under which SMS markets, implements and supports the Company's products to the SMS customer base. SMS has the worldwide, exclusive right to market and license the DIAMOND-TM- products to its customers, other than provider organizations and certain payor organizations. SMS also has the worldwide, non-exclusive right to market and license the DIAMOND-TM- products to provider organizations. The SMS Agreement has an initial term of five years and provides for automatic renewal for successive two year periods unless either party provides prior written notice of termination not less than one year prior to the end of the then-current term. The initial period expires in January 1999 and neither party has provided notice of termination.

    During the term of the SMS Agreement, (i) HSD has agreed not to enter into a marketing agreement for the DIAMOND-TM- products with any SMS competitor and
(ii) SMS has agreed not to develop a managed care application, or license any managed care software from any third-party, that has the same or substantially similar functionality as the DIAMOND-TM- products.

    Pursuant to the SMS Agreement, SMS was granted 30 software licenses at a stated price for resale. For these 30 licenses, the Company recognizes DIAMOND-TM- 725 license fees when a DIAMOND-TM- 725 contract between SMS and the end-user is executed, and recognizes DIAMOND-TM- 950C/S license fees upon successful implementation of the system at the site of an SMS end-user. For term license agreements, the Company recognizes revenues ratably over the term of the license agreement between SMS and the end-user, which term typically extends five to seven years. For those licenses after the first 30 licenses under the original agreement, SMS pays the Company a percentage of the license fee charged to the end-user. SMS must also pay HSD a percentage of all support fees paid to SMS by its end-users. The SMS relationship accounted for less then 1%, 2%, and 11% of total revenues in fiscal 1998, 1997 and 1996, respectively.

    In December 1997, the Company entered into an amendment to the SMS Agreement for the purpose of resolving certain disagreements between the parties and jointly pursuing opportunities in the European payor organization markets, amongst other matters. The amendment provides for a $4 million credit pool against which SMS may charge billings for services rendered by the Company, as well as future royalties payable by SMS to license the DIAMOND-TM- products in Europe. As of September 30, 1998, the credit pool had been reduced to approximately $3.5 million. Due to the establishment of the credit pool, the Company has not generated significant revenues from SMS and is not expected to in the near future. In addition, the Company has agreed to provide certain services and enhancements to the DIAMOND-TM- products for SMS's payor markets. Subsequent to September 30, 1998, some of these enhancements were delivered as specified under the amendment. The remainder of these enhancements are expected to be delivered by the end of fiscal 1999. In return, SMS will undertake significant investments in the European payor organization markets and has agreed not to initiate litigation for certain matters, provided the Company satisfies specified obligations. As a result of this amendment, the Company accrued approximately $900,000 as of

September 30, 1997 to cover anticipated costs related to performance disagreements under the original SMS Agreement.

    CUSTOMERS. The Company's customers include HMOs, PPOs, integrated delivery systems, health insurance companies, TPAs and managed Medicaid and Medicare risk plans.

    The following chart, showing when each of the Company's current customers was added (either directly or through the Company's remarketers) in each of the last six fiscal years, illustrates the growing diversity of the current customers for the Company's DIAMOND-TM- products:

                                                    FISCAL 1993   FISCAL   FISCAL   FISCAL   FISCAL   FISCAL
CUSTOMER                                             AND PRIOR     1994     1995     1996     1997     1998    TOTAL
--------------------------------------------------  -----------   ------   ------   ------   ------   ------   ------
HMOs..............................................       2           6      --         7       10       11       36
Provider organizations............................       1           1        8       13        8      --        31
PPOs..............................................       1           2        4        2      --       --         9
TPAs..............................................       5           2        4      --       --         2       13
Managed Medicaid and Medicare risk plans..........       3           6       10        5        1      --        25
                                                    -----------   ------   ------   ------   ------   ------   ------
  Total systems...................................      12          17       26       27       19       13      114

    CUSTOMER CONCENTRATION. During the fiscal year ended September 30, 1998, two customers, individually, exceeded 10% of total revenues. Kaiser Permanente represented 20% of total revenues while Covation Health Services represented 11% of total revenues. Subsequent to September 30, 1998, Blue Cross/Blue Shield of North Carolina ceased implementation of the DIAMOND-TM- 950C/S product. This customer accounted for 8% of the Company's total revenues for the fiscal year ended September 30, 1998.

    PRODUCT DEVELOPMENT. To date, the Company has concentrated its product development efforts on the DIAMOND-TM- products. The Company has used other technologies that simplify the development, maintenance and customization of its products. At September 30, 1998, the Company had 55 employees in the engineering department, which is responsible for product development and technical services. During fiscal 1998, 1997 and 1996, the Company's product development expenses, net of capitalized development expenses, were approximately $8,290,000, $5,656,000 and $4,082,000, respectively. In most cases, customer product enhancements are subsequently incorporated into the Company's products. To the extent that customers continue to request complex custom enhancements, it may become increasingly difficult to meet these requests and maintain standardized product releases. Although to date the Company has been successful in accommodating customer requests for enhancements while maintaining a standard product line, there can be no assurance that it will be able to do so in the future.

    The Company intends to continue to invest in product development and expects that its product development expenses will continue to increase. The Company's product development plans include (i) enhancing system reporting capabilities with additional pre-programmed reports and new AD HOC reporting packages, including an executive information system and a supporting data warehouse, (ii) exploring the application of new technologies, such as image processing, multi-dimensional databases for executive information systems and high speed communication capabilities (iii) increasing the functionality of the DIAMOND-TM-products and developing additional interfaces with third-party software to target specific market segments and (iv) creating a main frame solution for the DIAMOND-TM- product. There can be no assurance that any product development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.

    COMPETITION. The market for managed care information systems is highly competitive, and the Company expects competition to intensify in the future. The Company faces direct competition from a number of companies that offer similar systems or solutions, such as AMISYS Managed Care Systems,

(now part of HBOC Inc.), Computer Science Corporation, Erisco (a division of the Cognizant Corporation, formerly The Dun & Bradstreet Corporation), Resource Information Management Systems, Electronic Data Systems, Inc. HSD also faces competition from companies offering products with less advanced functionality to the lower-end of the market, such as Quadromed (formally Fred Rothenberg & Associates), Mariner, Physmark, QMACS and Sunquest. In addition, the Company competes with in-house systems developed by large managed care organizations. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. HSD competes on the basis of functionality, technology, product quality, product features (scalability, flexibility, performance and ease of use), price, customer service and support. In the future, additional competitors could enter the market, including providers of information systems to other segments of the health care industry, and compete with the Company. Most of the Company's sales are derived from competitive procurement processes managed directly by sophisticated customers or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company is not aware that any of its products infringe on the proprietary rights of third parties. Nonetheless, there can be no full assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products and that such claims or proceedings (if successful and significant) will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which events could have a material adverse effect on the Company's business, operating results and financial condition. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all.

    EMPLOYEES. As of September 30, 1998, the Company employed 161 people on a full-time basis, including 55 in engineering, 23 in sales and marketing, 12 in customer support, 46 in client services and 25 in administration and finance. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

    In addition to employees, HSD utilizes the services of independent contractors. As of September 30, 1998, the Company had 42 consultants who worked on a full or part time basis, including 30 in engineering and 12 in customer services.

    EXECUTIVE OFFICERS OF THE COMPANY. The executive officers of the Company and their ages as of September 30, 1998, are as follows:

NAME                                        AGE                          POSITION
--------------------------------------      ---      ------------------------------------------------
Richard C. Auger......................          54   Chairman of the Board

Russell J. Harrison...................          53   President and Chief Executive Officer

Steven L. Moore.......................          44   Executive Vice President--Chief Financial
                                                       Officer

Robert D. Archibald, Ph.D.............          60   Executive Vice President--Operations

Lauryn L. Jones.......................          45   Executive Vice President--Sales and Marketing

Steven J. Correia.....................          34   Vice President--Controller

    Richard C. Auger, a co-founder of the Company, has been Chairman of the Board of the Company since August 1988. In addition, Mr. Auger served as President of the Company from August 1988 to January 1996 and Chief Executive Officer until August 1997. Prior to joining the Company, Mr. Auger was founder and president of Worth, Auger & Associates, one of the first managed care systems companies. Mr. Auger holds a B.A. and an M.A. degree in Economics from the University of California, Davis.

    Russell J. Harrison has served as President and Chief Executive Officer since August 1997. Mr. Harrison was Vice President and Chief Information Officer at Paris-based SITA Globetel Company S.C. from March 1996 to August 1997. Prior to his time at SITA Globetel, Mr. Harrison served as Chief Executive Officer of 3Net Systems, a provider of client/server solutions to the healthcare industry, from August 1993 to September 1995, and as Chairman from August 1993 until November 1995. Mr. Harrison also served as Chief Information Officer of McKesson Corporation from September 1991 to August 1993, was the founding President of AMR Information Systems, Inc., a wholly owned subsidiary of AMR Corporation, parent of American Airlines from 1986 to 1991 and served at Bank of America NT&SA from 1975 to 1986, ending that term as Senior Vice President.

    Steven L. Moore has served as Executive Vice President--Chief Financial Officer since April, 1998. Mr. Moore provided financial and management consulting services to a variety of large and small clients from January 1992 to March 1998. Prior to his becoming a consultant he served in senior management positions with companies such as Levolor Corp., Diasonics Inc., and Baker Hughes Inc. Mr. Moore holds a B.A. in Economics and History from the University of Colorado.

    Robert D. Archibald, Ph.D. has served as Executive Vice
President--Operations since April 1998. Dr. Archibald was founder, President and Chief Executive Officer of Alta Associates, Inc., a management consulting company, from 1986 to 1998. He was also the founder, President and Chief Executive Officer of Alta Analytics, Inc., a developer of data analysis and data visualization software, from 1991 to 1996. Dr. Archibald holds a Ph.D. from the University of Utah.

    Lauryn L. Jones has served as Executive Vice President--Sales and Marketing since December 1997. Ms. Jones was Chief Operating Officer for Medical Data International from June 1993 to November 1997. Ms. Jones holds an M.B.A. from Pepperdine.

    Steven J. Correia has served as Vice President--Controller since March 1998 and was Acting Chief Financial Officer of the Company from April 1997 until March 1998. From August 1994 to April 1997, Mr. Correia was Accounting Manager of the Company. Mr. Correia worked as manager for a regional public accounting firm from August 1986 to August 1994. Mr. Correia holds a B.S. degree in Business Administration from California State University at Hayward and is a Certified Public Accountant in the state of California.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, customer support and research and development facility is located in approximately 60,000 square feet of office space in Oakland, California. This facility at 1330 Broadway is leased to the Company under a lease that expires in October 1999. Since the current lease expires next year, the Company executed another lease on October 28, 1998 for approximately the same amount of square footage at 1111 Broadway, Oakland, California. The new lease will begin in March 1999 and will expire in February 2009. The company will utilize both leased spaces until the termination of the 1330 Broadway lease. The minimum future lease payments for the above leases are included in Footnote 5, which are part of the financial statements in
Item 8.

    The Company also has a branch office in Atlanta, Georgia and satellite offices in the United States. The Company believes its facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Inapplicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock commenced trading on the Nasdaq National Market on March 5, 1996 under the symbol HSDC. The following table presents the high and low closing sale prices during the last two fiscal years for the Company's common stock as reported by the Nasdaq National Market.

FISCAL 1997                                                                         HIGH        LOW
--------------------------------------------------------------------------------   -------    -------
First Quarter...................................................................    12          7 3/4
Second Quarter..................................................................     9 5/8      6
Third Quarter...................................................................     7 3/8      3 7/8
Fourth Quarter..................................................................    15          5 7/8


FISCAL 1998                                                                         HIGH        LOW
--------------------------------------------------------------------------------   -------    -------
First Quarter...................................................................    14          7
Second Quarter..................................................................     9 1/2      7 1/8
Third Quarter...................................................................     8 7/8      6 1/4
Fourth Quarter..................................................................     7 3/4      4 1/2

    As of November 30, 1998, there were 42 registered holders of record of the Company's common stock.

    The Company has never paid cash dividends, currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

    Upon the closing of its initial public offering on March 8, 1996 (Registration Statement No. 333-00094), the Company received $21,723,000, net of expenses. The proceeds to date have been used to pay off approximately $3,120,000 of short and long-term debt and to purchase approximately $4,558,000 of furniture and equipment. Approximately $4,604,000 has been used as working capital.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data presented below has been derived from the Company's financial statements.

                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                  -----------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  System sales..................................  $  22,329  $  14,269  $  10,639  $   5,560  $   4,513
  Services and other............................      3,525      2,497      1,813      1,217        520
                                                  ---------  ---------  ---------  ---------  ---------
    Total revenues..............................     25,854     16,766     12,452      6,777      5,033
Cost of revenues................................      7,054      6,172      3,061      2,179      1,270
                                                  ---------  ---------  ---------  ---------  ---------
Gross margin....................................     18,800     10,594      9,391      4,598      3,763
                                                  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  General and administrative....................      7,482      5,646      3,806      2,147      1,575
  Sales and marketing...........................      4,200      3,821      2,750      1,059        706
  Product development...........................      8,290      5,655      4,082      2,170      1,271
                                                  ---------  ---------  ---------  ---------  ---------
    Total operating expenses....................     19,972     15,122     10,638      5,376      3,552
                                                  ---------  ---------  ---------  ---------  ---------
    Income (loss) from operations...............     (1,172)    (4,528)    (1,247)      (778)       211
Interest, net...................................        453        673         40        (72)       (42)
                                                  ---------  ---------  ---------  ---------  ---------
    Income (loss) before benefit (provision) for
      income taxes..............................       (719)    (3,855)    (1,207)      (850)       169
Benefit (provision) for income taxes............       (120)        (1)        (1)        97         (4)
                                                  ---------  ---------  ---------  ---------  ---------
    Income (loss) before cumulative effect of
      change in accounting for income taxes.....       (839)    (3,856)    (1,208)      (753)       165
Cumulative effect of change in accounting for
  income taxes..................................     --         --         --         --            (32)
                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss)...............................  $    (839) $  (3,856) $  (1,208) $    (753) $     133
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss) per share:
  Basic.........................................  $   (0.13) $   (0.60) $   (0.22) $   (0.16) $    0.03
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------
  Diluted.......................................  $   (0.13) $   (0.60) $   (0.22) $   (0.16) $    0.03
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic.........................................      6,589      6,479      5,656      4,760      4,756
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------
  Diluted.......................................      6,589      6,479      5,656      4,760      4,756
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------


                                                                      SEPTEMBER 30,
                                                  -----------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit).......................  $  11,840  $  13,347  $  18,168  $  (1,145) $    (101)
Total assets....................................     23,628     22,077     23,757      3,652      2,686
Short-term borrowings...........................     --         --              4        954        627
Long-term borrowings............................     --         --         --            520        147
Total stockholders' equity (deficit)............     17,592     17,459     21,112       (273)       477

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was founded in July 1988 to provide managed care information systems software to health care organizations that use managed care techniques to deliver services, manage financial risk and control costs. Since inception, the Company has invested substantially all of its operating cash flow in product and business development. The Company introduced its first internally developed product, DIAMOND-TM- 725 in fiscal 1992, followed by DIAMOND-TM- 950C/S in fiscal 1995.

    The Company's revenues to date have been derived from licensing the DIAMOND-TM- products, fees from customers for enhancements to the DIAMOND-TM-products, providing the associated implementation, support and consulting services, and, to a lesser extent, reselling third-party software and hardware. Software licenses have been granted on a perpetual basis and multi-year, term basis. License fees are determined according to the number of users licensed or the number of members processed by the customer. HSD requires each of its direct customers to enter into a minimum 24-month support contract with the Company. From time to time, customers request that the Company provide third-party hardware in connection with system sales. Such sales of third-party hardware accounted for 0.7%, 7%, and 0.3% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively.

    The Company expects that license fee and service revenues associated with DIAMOND-TM- 725 and DIAMOND-TM- 950C/S will account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's financial performance will depend largely on the continued growth in demand for operational managed care information systems and the tools to implement such systems.

    Effective October 1, 1997, the Company generally recognizes DIAMOND-TM- 725 license revenue upon shipment of the software to end users, as no significant production or customization of this software is required, and the installation period is relatively short. The Company generally recognizes DIAMOND-TM- 950C/S license revenue on a percentage-of-completion basis based on the labor hours required to implement the system, as this software generally requires an extended installation period and can require significant enhancements. If the software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The length of the implementation process depends on factors outside of the Company's control, including customers' ability to allocate internal resources to the installation process and, with respect to certain customers, the need to obtain necessary governmental approvals. Implementation and support fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Third-party software and hardware fees are typically billed and recognized as revenues when delivered to the customer.

    The revenue on a particular DIAMOND-TM-950C/S system sale will be recognized over the implementation period which may be over a year. Thus, the Company's ability to make individual system sales in a particular period will significantly impact its financial performance in future periods. As the Company has pursued larger DIAMOND-TM- 950C/S system sales, it has seen and expects to continue to see variability in the recognition of system sales revenue. Significant portions of system revenues in the last two quarters of fiscal 1998 resulted from license sales executed in prior periods.

    Substantially all of the Company's license agreements may be terminated under certain circumstances. The termination of license agreements could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company is unable to predict accurately the amount of revenues it expects to recognize from license fees in any particular period. Subsequent to September 30, 1998, Blue Cross/Blue Shield of North Carolina ceased implementation of the DIAMOND-TM- 950C/S product. This contract accounted for 8% of the Company's total revenues for the fiscal year ended

September 30, 1998. The cessation of implementation did not have an impact on the Company's financial statements for the fiscal year ended September 30, 1998.

    In fiscal 1994, the Company entered into a marketing agreement with SMS. Pursuant to this agreement, SMS was granted 30 software licenses for resale at a stated price. For these 30 licenses, the Company recognizes DIAMOND-TM- 725 license fees when a DIAMOND-TM- 725 contract between SMS and the end-user is executed, and recognizes DIAMOND-TM- 950C/S license fees upon successful implementation of the system at the site of an SMS end-user. For term license agreements, the Company recognizes revenues ratably over the term of the license agreement between SMS and the end-user, which term typically extends five to seven years. For those licenses after the first 30 licenses under the original agreement, SMS pays the Company a percentage of the license fee charged to its end-users. SMS must also pay HSD a percentage of all support fees paid to SMS by its end-users. The SMS relationship accounted for less then 1%, 2%, and 11% of total revenues in fiscal 1998, 1997 and 1996, respectively. Because of the amendment to the SMS Agreement, as described in Item 1--RELATIONSHIP WITH SHARED MEDICAL SYSTEMS, revenues from SMS are expected to be negligible in the near future, until the credit pool is exhausted.

    The Company capitalizes software costs for internally developed software. These costs relate primarily to the development of either new products or significant enhancements to existing products which enable the products to penetrate new markets. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model or, in the case of major releases, detailed program design. The capitalized costs are amortized on a straight-line basis over the estimated useful lives (not exceeding three years), commencing when each product or significant enhancement is available to the market.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, certain statement of operations data expressed as a percentage of total revenues:

                                           FISCAL YEAR ENDED SEPTEMBER
                                                       30,
                                          ------------------------------
                                            1998       1997       1996
                                          --------   --------   --------
Revenues:
  System sales..........................      86.4%      85.1%      85.4%
  Services and other....................      13.6       14.9       14.6
                                          --------   --------   --------
    Total revenues......................     100.0      100.0      100.0
Cost of revenues........................      27.3       36.8       24.6
                                          --------   --------   --------
Gross margin............................      72.7       63.2       75.4
                                          --------   --------   --------
Operating expenses:
  General and administrative............      28.9       33.7       30.5
  Sales and marketing...................      16.2       22.8       22.1
  Product development...................      32.1       33.7       32.8
                                          --------   --------   --------
    Total operating expenses............      77.2       90.2       85.4
    Loss from operations................      (4.5)     (27.0)     (10.0)
Interest, net...........................       1.7        4.0        0.3
                                          --------   --------   --------
    Loss before provision for income
      taxes.............................      (2.8)     (23.0)      (9.7)
Provision for income taxes..............      (0.4)     --         --
                                          --------   --------   --------
Net loss................................      (3.2)%    (23.0)%     (9.7)%
                                          --------   --------   --------
                                          --------   --------   --------

    REVENUES

    Total revenues were $25,855,000, $16,766,000, and $12,452,000 in fiscal
1998, 1997 and 1996, respectively, representing increases of 54% from fiscal 1997 to fiscal 1998 and 35% from fiscal 1996 to fiscal 1997. The growth in total revenues is attributable primarily to increases in system sales revenues for DIAMOND-TM- 950C/S and DIAMOND-TM- 725. License fees per customer continued to increase as the Company expanded product functionality and licensed its products to customers with a greater number of end-users. Approximately 52% of total revenues were from five customers for the year ended September 30, 1998. Two customers, individually, exceeded 10% of the Company's total revenues. Kaiser Permanente represented 20% of total revenues while Covation Health Services represented 11% of total revenues.

    SYSTEM SALES. System sales revenues consist of license fees for the Company's products, implementation and enhancement fees, and revenues associated with reselling third-party software and hardware. System sales revenues were $22,329,000, $14,269,000, and $10,639,000 in fiscal 1998, 1997 and 1996, respectively, representing increases of 56% from fiscal 1997 to fiscal 1998 and 34% from fiscal 1996 to fiscal 1997 due to increases in license fees. Revenues associated with reselling third-party software and hardware represented 0.03%, 13%, and 5% of total revenues in fiscal 1998, 1997 and 1996, respectively, of which revenues associated with sales of third-party hardware represented 0.7%, 7%, and 0.3% in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, DIAMOND-TM- 950C/S accounted for a significant portion of system sales revenues. The Company expects that DIAMOND-TM- 950C/S will continue to represent a significant portion of systems sales revenues over the next several years due to the higher systems sales revenues per customer associated with sales of DIAMOND-TM- 950C/S. As a result, the Company's financial performance will depend largely on the market acceptance of DIAMOND-TM- 950C/S.

    SERVICES AND OTHER. Services and other revenues are comprised of system support, consulting and training revenues. Services and other revenues were $3,525,000, $2,497,000, and $1,813,000 in fiscal 1998, 1997 and 1996, respectively, representing increases of 41% from fiscal 1997 to fiscal 1998 and 38% from fiscal 1996 to fiscal 1997. Support fees continued to account for the majority of services and other revenues. The majority of the increase in services and other revenues was due to an increase in support and group training fees.

    COST OF REVENUES. The cost of revenues was $7,055,000, $6,172,000, and $3,061,000 in fiscal 1998, 1997 and 1996, respectively, representing increases of 14% from fiscal 1997 to fiscal 1998 and 102% from fiscal 1996 to fiscal 1997. Cost of revenues increased in absolute terms primarily as a result of the increased number of personnel, both HSD employees and independent contractors, required to implement and support the larger customer base. Cost of revenues as a percentage of total revenues was 27%, 37% and 25% for the years ended September 30, 1998, 1997 and 1996, respectively. The cost of revenues as a percentage of total revenues is dependent upon the mix of license, service and third-party software and hardware revenues and may fluctuate over time. During fiscal 1997, cost of revenues as a percentage of revenues was higher due to costs related to the SMS amendment. During the fourth quarter of fiscal 1998 management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of costs of revenues. Costs associated with implementation, customer support, amortization of capitalized software and third party hardware and software continue to be classified as cost of revenues. All prior periods in this filing have been reclassified on the same basis.

    OPERATING EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $7,482,000, $5,646,000, and $3,806,000 in fiscal 1998, 1997 and 1996, respectively, representing increases of 33% from fiscal 1997 to fiscal 1998 and 48% from fiscal 1996 to fiscal 1997. The increase in general and administrative expenditures was due primarily to staff additions and infrastructure to support the Company's expanded operations, as well as additional reserves booked during the fiscal year for doubtful accounts and impaired assets. The Company believes that the level of general and administrative expenses will continue to increase, although at a slower rate as the Company expands its staff to support a larger customer base. General and administrative expenses include the salaries and benefits associated with general management, finance and administration, as well as costs associated with recruiting and facilities. General and administrative expenditures as a percentage of revenues for the fiscal years ended September 30, 1998, 1997 and 1996 were 29%, 34% and 31%, respectively.

    SALES AND MARKETING. Sales and marketing expenditures were $4,200,000, $3,821,000, and $2,750,000 in fiscal 1998, 1997 and 1996, respectively, representing increases of 10% from fiscal 1997 to fiscal 1998 and 39% from fiscal 1996 to fiscal 1997. The increase in sales and marketing expenses in fiscal 1998 was primarily attributable to additional marketing activities and commissions. During fiscal 1997 and 1996, HSD aggressively expanded its direct sales force. Sales and marketing expenses primarily include the salaries, commissions and benefits of the Company's direct sales force and the cost of product marketing, advertising, product literature and travel. Sales and marketing expenditures as a percentage of revenues for the fiscal years ended September 30, 1998, 1997 and 1996 were 16%, 23% and 22%, respectively. While the sales and marketing expenses continued to grow in absolute dollars, these expenses in 1998 decreased as a percentage of revenues due to the larger size of contracts.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization costs, were $8,290,000, $5,656,000, and $4,082,000 in fiscal 1998, 1997 and 1996, respectively, representing an increase of 47% from fiscal 1997 to fiscal 1998 and 39% increase from fiscal 1996 to fiscal 1997. The increase in product development expenditures, net of software capitalization costs, was attributable to significant costs associated with the DIAMOND-TM-950C/S and development efforts for a main frame product, including increased staffing and the hiring of independent technical consultants to assist such efforts. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future. The Company capitalized $2,332,000, $685,000, and $277,000 in product development costs in fiscal 1998, 1997 and 1996, respectively. Product development expenses primarily include the salaries and benefits associated with the product development staff as well as an allocation of indirect costs. As mentioned above, during the fourth quarter of fiscal 1998 management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of cost of revenues. Costs associated with implementation, customer support, amortization of capitalized software and third party hardware and software continue to be classified as cost of revenues. All prior periods in this filing have been reclassified on the same basis. Product development expenditures as a percentage of revenues for the fiscal years ended September 30, 1998, 1997 and 1996 were 32%, 34% and 33%, respectively.

    INTEREST, NET

    Interest income, net of interest expense, was $453,000, $673,000, and $40,000 in fiscal 1998, 1997 and 1996, respectively. Interest income was the result of the cash proceeds from the initial public offering completed in March 1996. The decrease in interest income, net of expense, was primarily due to a decrease in cash reserves invested. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

    INCOME TAXES

    The Company's provision for income taxes was $120,000, $1,000, and $1,000 in fiscal 1998, 1997 and 1996, respectively. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," whereby income taxes are accounted for under the liability method. The tax provision for fiscal 1998 was mainly the result of taxes withheld by foreign authorities for income the Company earned in their jurisdiction. For financial reporting purposes, a 100% valuation allowance has been recorded to offset the deferred tax assets recognized under SFAS No. 109 because the Company has historically not achieved significant levels of profitability, and there is inherent uncertainty as to when the Company will achieve sustained profitability.

    ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The adoption of this pronouncement did not have a material impact on the financial statements of the Company taken as a whole.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

    In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pension Plans and Other Postretirement Benefits", which is required to be adopted for fiscal years beginning after December 15, 1997. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters beginning after June 15, 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1996, the Company completed an initial public offering of its common stock, raising $21,723,000 net of expenses. Net cash provided by (used in) operating activities was $646,000, ($2,030,000), and ($3,472,000) in fiscal 1998, 1997, and 1996, respectively. Net cash used in operating activities in fiscal 1996 consisted primarily of the net loss for the year and an increase in accounts receivable, unbilled revenues and prepaid expenses, partially offset by an increase in accrued liabilities. Net cash used in operations in fiscal 1997 consisted primarily of a net loss and an increase in accounts receivable offset by an increase in accounts payable and accruals and depreciation and amortization. In fiscal 1998, cash provided by operating activities resulted primarily from the reduced operating loss as compared to prior periods, as well as by an increase in unearned revenue. Depreciation and amortization and the increase in unbilled revenue in 1998 effectively offset each other.

    Net cash used in investing activities was $3,356,000, $2,214,000, and $2,180,000 in fiscal 1998, 1997, and 1996, respectively, and consisted primarily of acquisitions of computer equipment and furniture, as well as the capitalization of software development costs. The investment in computer equipment and furniture was directly related to the increase in the number of employees and the acquisition of computers for software development. Cash used for capitalized software development costs increased from $685,000 in fiscal 1997 to $2,333,000 in fiscal 1998 as a result of an increase in overall development activities associated with major releases.

    Net cash provided by financing activities was $957,000, $184,000, and $20,756,000 in fiscal 1998, 1997 and 1996, respectively. Financing activities consisted primarily of $2,000,000 in notes and an initial public offering of the Company's common stock in fiscal 1996, and proceeds from exercise of common stock options by employees in fiscal 1997 and 1998.

    As of September 30, 1998, 1997 and 1996, the Company had cash and cash equivalents in the amount of $9,441,000, $11,195,000, and $15,254,000, respectively.

    The Company believes that available funds and cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

YEAR 2000 ISSUES

    STATE OF READINESS--Because many computer programs and embedded computer chips are unable to distinguish between the year 1900 and the year 2000, the Company has executed a plan to analyze, and if necessary, correct problems which may occur as a result of the Year 2000 date change. The Year 2000 Project (The Project) began by categorizing potential issues into four groups: the Company's software developed for sale (DIAMOND-TM- 950C/S and DIAMOND-TM- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company.

    The Project for DIAMOND-TM- 950C/S and DIAMOND-TM- 725 began early in fiscal 1997. As a result of the Company's analysis and testing, the Company believes the most current releases of DIAMOND-TM- software products are Year 2000 Compliant. The Company defines the term "Year 2000 Compliant" to mean that the software will not: (a) cease to perform due solely to a change in date to or after January 1, 2000, nor (b) generate incorrect or ambiguous data or results with respect to same-century and/or multi-century formulas, functions, date values, and date data interfaces. The Company continues to further validate current products, new releases for such products, as well as new products, and releases through testing and code reviews. The Company offers new releases at no charge to customers who are under current support agreements. Other customers may request and pay a fee for new releases.

    The Company's internal systems and networks have been inventoried and inquiries were made of each vendor. Substantially all systems, including hardware, development tools, and software used in the company's information systems are Year 2000 compliant. For the products that are not currently Year 2000 compliant the vendors have put plans into effect to correct their product before the end of calendar year 1999.

    Third party software and hardware which is sold by the Company has been inventoried and inquiries were made of each vendor. With a few exceptions, all third party software and hardware are Year 2000 compliant. For the products that are not currently Year 2000 compliant the vendors have put plans into effect to correct their product before the end of calendar year 1999.

    During the current fiscal year, the Company communicated its state of readiness to address Year 2000 issues to its clients. Clients were also notified of the Company's ability to correct any issues associated with a Year 2000 problem in the Company's software. Clients were also informed that their other hardware and software systems may have unresolved issues relating to the Year 2000 problem which may adversely affect the operation of the Company's DIAMOND-TM- software, even though the Company has resolved its own problems.

    COSTS TO ADDRESS THE ISSUES--As of September 30, 1998, the Company had not separately tracked costs related to the Year 2000 problem, since the analysis phase for the Company's DIAMOND-TM- software coincided with the testing and quality assurance phase of the Company's general releases. However, based on an estimate of the amount of time incurred by the Company's analysis team, costs related to the Year 2000 problem have, to date, not been material and have not been capitalized by the Company.

    Although the Company believes that its products are Year 2000 compliant, it is continuing its testing and analysis program. Any remaining costs related to the Year 2000 problem are not expected to be material for the DIAMOND-TM-software. Projected costs for the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company are also not expected to be material.

    RISKS OF THE COMPANY'S YEAR 2000 ISSUES--The Company's Year 2000 project is ongoing. The Company's and its client's normal business activities and operations could be adversely affected by the Year 2000 problem. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its clients, the Company is unable to determine at this time whether the consequences of the potential Year 2000 failure(s) would have a material adverse impact on the Company's results of operations, liquidity or financial condition. If the Company's DIAMOND-TM-products, its internal systems or its clients systems fail or experience significant difficulties related to the Year 2000 problem then the Company's results of operations, liquidity or financial condition could be materially adversely affected.

    CONTINGENCY PLAN--The Company does not currently have a contingency plan in place. Should there be Year 2000 problems still remaining in the Company's software developed for sale (DIAMOND-TM- 950C/S and DIAMOND-TM- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company, the Company intends to prioritize requests, based on severity, and correct the related problem.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following, as well as other risks which are described herein and in the Company's other filings with the Securities and Exchange Commission:

RISK FACTORS

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

    VARIABILITY OF OPERATING RESULTS; LENGTH OF SALES CYCLES. The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the number and timing of systems sales, the relatively large dollar amounts of customer contracts, the length of the sales cycles and delays in the implementation process. The Company has typically experienced sales cycles of four to nine months. As a result, the Company's results of operations are subject to significant fluctuations and its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to reduce spending or to compensate for any failure to meet sales forecasts or earn anticipated revenues could magnify the adverse impact of such events on the Company's operating results. Further, the commencement of one or more major implementations could generate a large increase in revenues and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenues and net income in other periods. The Company's ability to complete implementation of its systems and recognize revenues is dependent on certain factors outside the control of the Company, including its customers' ability to allocate internal resources to the implementation process and, with respect to certain customers, the need to obtain necessary governmental approvals. In addition, substantially all of the Company's license agreements may be terminated under certain circumstances upon 30 to 120 days notice. The Company has experienced termination of license agreements in the past. The termination of license agreements could result in the refund of license fees and could have a material adverse effect on the Company's business, financial condition and results of operations. See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements.

    DEPENDENCE UPON SINGLE PRODUCT LINE. The Company derives substantially all of its revenues from licensing its DIAMOND-TM- software products, particularly its DIAMOND-TM- 950C/S product, fees for enhancing the DIAMOND-TM- products and providing the associated implementation, support and consulting services to its customers. The Company intends to broaden its product line through the development and introduction of new products and through product acquisitions. However, there can be no assurance that the Company will be able to broaden its product line successfully, and any factor adversely affecting the market for any of the Company's current products, particularly its DIAMOND-TM- 950C/S product, could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON MANAGED CARE INDUSTRY. Substantially all of the Company's revenues in fiscal 1998, 1997 and 1996 were derived from the sale of software products and services to payors and providers that offer managed care products and services. The Company's success is dependent on continued demand for software and related services in that industry. The Company's growth is therefore dependent on the growth of that industry. Consolidation in the managed care industry could have a material adverse effect on the Company, due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquirer that uses a different managed care information system. The Company believes that the commercial value and appeal of its products may be adversely affected if the current health care financing and reimbursement system were to be materially changed. Legislative or market-driven reforms could have unpredictable effects on the Company's business, financial condition and results of operations.

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

    ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. The Company's future performance will depend on its ability to attract, retain and motivate highly skilled managerial, sales and marketing, and technical personnel, including project managers, software programmers and systems architects skilled in the environments in which the Company's products operate. Competition for such personnel in the software and information services industries is intense and is likely to remain so for the foreseeable future. The inability to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

    RELATIONSHIP WITH SHARED MEDICAL SYSTEMS. In January 1994, the Company entered into an agreement under which SMS markets, implements and supports the Company's DIAMOND-TM- products to the SMS customer base (the "SMS Agreement"). During fiscal 1998 and 1997, less than 1% and approximately 2%, respectively, of the Company's total revenues were generated by SMS. There can be no assurance that SMS will continue to sell the DIAMOND-TM- products successfully, or that SMS will be able to provide the level of service and support required to maintain its customer base. The initial term of the SMS Agreement will continue through January 1999 with automatic renewals for successive two year periods unless either party provides prior written notice of termination not less than one year prior to the end of the then-current term. SMS has the right to terminate the SMS Agreement prior to its expiration in the event of a material breach of the SMS Agreement by the Company or under certain other circumstances. The initial period expires in January 1999 and neither party has provided notice of termination.

    In December 1997, the Company entered into an amendment to the SMS Agreement for the purpose of resolving certain disagreements between the parties and jointly pursuing opportunities in the European payor organization markets, amongst other matters. The amendment provides for a $4 million credit pool against which SMS may charge billings for services rendered by the Company, as well as future royalties payable by SMS to license the DIAMOND-TM- products in Europe. As of September 30, 1998, the credit pool had been reduced to approximately $3.5 million. Due to the establishment of the credit pool, the Company has not generated significant revenues from SMS and is not expected to in the near future. In addition, the Company has agreed to provide certain services and enhancements to the DIAMOND-TM- products for SMS's payor markets. Subsequent to September 30, 1998, some of these enhancements were delivered as specified under the amendment. The remainder of these enhancements are expected to be delivered by the end of fiscal 1999. In return, SMS will undertake significant investments in the European payor organization markets and has agreed not to initiate litigation for certain matters, provided the Company satisfies specified obligations. As a result of this amendment, the Company accrued approximately $900,000 as of September 30, 1997 to cover anticipated costs related to performance disagreements under the original SMS Agreement. The termination of the SMS Agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

    COMPETITION. The market for managed care information systems is highly competitive. The Company's competitors vary in the size, scope and breadth of the products and services they offer. There can be no assurance that competitors will not develop or offer products with superior functionality, including client/server technology, or that other features of competitive products will not be preferred by the Company's customers. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. In the future, additional competitors could enter the market, including providers of information systems to other segments of the health care industry, and compete with the Company. Most of the Company's sales are derived from competitive procurement processes managed directly by sophisticated customers or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

    PROPRIETARY RIGHTS. The Company's success is dependent to a significant extent on its ability to maintain the confidentiality of proprietary and confidential software incorporated in its products and distributed under license agreements. The Company currently relies on a combination of trade secret and copyright laws, software security measures, license agreements and nondisclosure agreements to establish and protect its proprietary rights. However, there can be no complete assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions do not prevent independent third-party development of competitive technology or products. The Company's practice of providing its customers with the source code to the Company's software may increase the risk of unauthorized use of such software. Any infringement or misappropriation of the Company's proprietary software could adversely affect the Company's ability to retain and attract new customers in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense to enforce the Company's proprietary rights.

    The Company is not aware that any of its products infringes the proprietary rights of third parties. Nonetheless, there can be no complete assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products and that such claims or proceedings (if successful and significant) will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all.

    RECENT LOSSES; ACCUMULATED DEFICIT. The Company incurred net losses of $839,000, $3,856,000 and $1,208,000 for the fiscal years ended September 30, 1998, 1997, and 1996, respectively. As of September 30, 1998, the Company had an accumulated deficit of $6,344,000. The Company has yet to achieve significant levels of profitability and there can be no assurance that the Company will be profitable in the future.

    CONTRACT LIABILITY. While the Company's software primarily provides operational functions, it also provides applications that relate to patient medical information. Any failure by the Company's software to provide accurate information which would result in material damage to a customer, could result in liability claims against the Company. A successful liability claim brought against the Company could result in expensive litigation and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Financial Statements:
  Report of Independent Public Accountants.................................................................          23
  Consolidated Balance Sheets as of September 30, 1998 and 1997............................................          24
  Consolidated Statements of Operations for the fiscal years ended September 30, 1998, 1997 and 1996.......          25
  Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1998, 1997 and
    1996...................................................................................................          26
  Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1998, 1997 and 1996.......          27
  Notes to Consolidated Financial Statements...............................................................          28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Health Systems Design Corporation:

    We have audited the accompanying consolidated balance sheets of Health Systems Design Corporation (a Delaware corporation) and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Design Corporation and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 of Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
November 13, 1998

                       HEALTH SYSTEMS DESIGN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------  ----------
                                          ASSETS

Current Assets:
  Cash and cash equivalents........................................  $9,441,381  $11,194,757
  Accounts receivable, net of allowance for doubtful accounts of
    $525,000 and $193,000 at September 30, 1998 and 1997,
    respectively...................................................   5,645,547   5,208,056
  Unbilled revenue.................................................   2,404,886     994,421
  Prepaid expenses.................................................     384,213     568,266
                                                                     ----------  ----------
    Total current assets...........................................  17,876,027  17,965,500
                                                                     ----------  ----------
Property and equipment:
  Computer equipment...............................................   3,739,706   3,636,153
  Office furniture and other.......................................   1,407,333   1,149,701
                                                                     ----------  ----------
    Total property and equipment...................................   5,147,039   4,785,854
    Less: Accumulated depreciation.................................  (2,299,527) (1,599,767)
                                                                     ----------  ----------
    Net property and equipment.....................................   2,847,512   3,186,087
Deposits and other assets..........................................     117,895     127,000
Software development costs, net of accumulated amortization of
  $927,261 and $582,752 at September 30, 1998 and 1997,
  respectively.....................................................   2,786,701     798,540
                                                                     ----------  ----------
    Total assets...................................................  $23,628,135 $22,077,127
                                                                     ----------  ----------
                                                                     ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................  $1,136,908  $1,202,204
  Accrued liabilities..............................................   2,170,854   1,740,674
  Unearned revenue.................................................   2,728,022   1,675,265
                                                                     ----------  ----------
    Total current liabilities......................................   6,035,784   4,618,143

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    none outstanding...............................................      --          --
  Common stock, $.001 par value, 20,000,000 shares authorized,
    6,673,307 shares and 6,533,406 shares issued and outstanding at
    September 30, 1998 and 1997, respectively......................       6,673       6,533
  Additional paid-in capital.......................................  23,986,104  23,029,552
  Treasury stock, 2,054 shares.....................................     (28,500)    (28,500)
  Deferred compensation............................................     (27,519)    (43,279)
  Retained deficit.................................................  (6,344,407) (5,505,322)
                                                                     ----------  ----------
    Total stockholders' equity.....................................  17,592,351  17,458,984
                                                                     ----------  ----------
    Total liabilities and stockholders' equity.....................  $23,628,135 $22,077,127
                                                                     ----------  ----------
                                                                     ----------  ----------

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                           1998        1997        1996
                                                        ----------  ----------  ----------
Revenues:
  System sales........................................  $22,329,345 $14,268,604 $10,639,298
  Services and other..................................   3,525,363   2,496,921   1,812,528
                                                        ----------  ----------  ----------
    Total revenues....................................  25,854,708  16,765,525  12,451,826
Cost of revenues......................................   7,055,200   6,171,683   3,060,615
                                                        ----------  ----------  ----------
    Gross margin......................................  18,799,508  10,593,842   9,391,211
                                                        ----------  ----------  ----------
Operating expenses:
  General and administrative..........................   7,481,926   5,646,031   3,805,863
  Sales and marketing.................................   4,200,037   3,820,733   2,749,946
  Product development.................................   8,289,814   5,655,583   4,082,002
                                                        ----------  ----------  ----------
    Total operating expenses..........................  19,971,777  15,122,347  10,637,811
                                                        ----------  ----------  ----------
    Loss from operations..............................  (1,172,269) (4,528,505) (1,246,600)
Interest, net.........................................     453,633     673,251      39,454
                                                        ----------  ----------  ----------
    Loss before provision for income taxes............    (718,636) (3,855,254) (1,207,146)
Provision for income taxes............................    (120,449)     (1,050)       (800)
                                                        ----------  ----------  ----------
Net loss..............................................  $ (839,085) $(3,856,304) $(1,207,946)
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Net loss per share:
  Basic...............................................  $    (0.13) $    (0.60) $    (0.22)
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Diluted.............................................  $    (0.13) $    (0.60) $    (0.22)
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Weighted average common shares outstanding:
  Basic...............................................   6,588,842   6,478,789   5,656,418
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Diluted.............................................   6,588,842   6,478,789   5,656,418
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      ADDITIONAL                                             TOTAL
                                            COMMON      PAID-IN    TREASURY    DEFERRED      RETAINED    STOCKHOLDERS'
                                 SHARES      STOCK      CAPITAL     STOCK    COMPENSATION     DEFICIT       EQUITY
                                ---------  ---------  -----------  --------  ------------   -----------  -------------
Balance, September 30, 1995...  4,442,600  $ 247,165  $   --       $  --       $(78,795)    $  (441,072)  $  (272,702)
Issuance of warrants to
  purchase common stock.......     --         --          350,000     --         --             --            350,000
Exercise of warrants to
  purchase common stock.......     95,000         95      474,905     --         --             --            475,000
Exercise of common stock
  options.....................     43,220         43       57,387     --         --             --             57,430
Amortization of deferred
  compensation................     --         --           (3,996)    --         19,756         --             15,760
Initial public offering, net
  of issuance costs...........  1,855,000      1,855   21,721,110     --         --             --         21,722,965
Transfer of par value upon
  reincorporation.............     --       (242,724)     242,724     --         --             --            --
Purchase of treasury stock....     (2,054)    --          --        (28,500)     --             --            (28,500)
Net loss......................     --         --          --          --         --          (1,207,946)   (1,207,946)
                                ---------  ---------  -----------  --------  ------------   -----------  -------------
Balance, September 30, 1996...  6,433,766      6,434   22,842,130   (28,500)    (59,039)     (1,649,018)   21,112,007
Exercise of options to
  purchase common stock.......     99,640         99      187,422     --         --             --            187,521
Amortization of deferred
  compensation................     --         --          --          --         15,760         --             15,760
Net loss......................     --         --          --          --         --          (3,856,304)   (3,856,304)
                                ---------  ---------  -----------  --------  ------------   -----------  -------------
Balance, September 30, 1997...  6,533,406      6,533   23,029,552   (28,500)    (43,279)     (5,505,322)   17,458,984
Exercise of options to
  purchase common stock.......    132,702        133      912,147     --         --             --            912,280
Issuance of shares under
  employee stock purchase
  plan........................      7,199          7       44,405     --         --             --             44,412
Amortization of deferred
  compensation................     --         --          --          --         15,760         --             15,760
Net loss......................     --         --          --          --         --            (839,085)     (839,085)
                                ---------  ---------  -----------  --------  ------------   -----------  -------------
Balance, September 30, 1998...  6,673,307  $   6,673  $23,986,104  $(28,500)   $(27,519)    $(6,344,407)  $17,592,351
                                ---------  ---------  -----------  --------  ------------   -----------  -------------
                                ---------  ---------  -----------  --------  ------------   -----------  -------------

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------
                                                                     1998        1997        1996
                                                                  ----------  ----------  ----------
Cash flows from operating activities:
  Net Loss......................................................  $ (839,085) $(3,856,304) $(1,207,946)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Allowance for doubtful accounts.............................     332,000      93,000      50,000
    Depreciation and amortization...............................   1,535,632   1,036,032     630,085
    (Gain) loss on sale of assets...............................     179,576       9,809      (2,975)
    Amortization of deferred compensation.......................      15,760      15,760      15,760
    Write off of debt discount..................................      --          --         350,000
    Changes in current assets and liabilities:
      Accounts receivable.......................................    (769,491) (1,639,072) (2,292,675)
      Unbilled revenue..........................................  (1,410,465)    475,112    (819,329)
      Prepaid expenses..........................................     184,053    (140,680)   (386,170)
      Accounts payable..........................................     (65,296)    508,935      22,084
      Accrued liabilities.......................................     430,180     994,316     531,769
      Unearned revenue..........................................   1,052,757     473,352    (362,592)
                                                                  ----------  ----------  ----------
        Net cash provided by (used in) operating activities.....     645,621  (2,029,740) (3,471,989)
                                                                  ----------  ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment...........................  (1,051,714) (1,487,458) (2,019,119)
  Proceeds from sale of property and equipment..................      19,590       2,500      33,301
  Capitalization of software development costs..................  (2,332,670)   (684,814)   (276,812)
  Deposits and other assets.....................................       9,105     (43,789)     82,975
                                                                  ----------  ----------  ----------
        Net cash used in investing activities...................  (3,355,689) (2,213,561) (2,179,655)
                                                                  ----------  ----------  ----------
Cash flows from financing activities:
  Borrowings from line of credit................................      --          --         450,000
  Payments under line of credit.................................      --          --        (958,427)
  Borrowings from notes payable.................................      --          --       1,500,000
  Payments under notes payable and capital lease obligations....      --          (3,505) (2,162,000)
  Proceeds from issuance of common stock to employees...........      44,412      --          --
  Proceeds from issuance of common stock, net of issuance
    costs.......................................................      --          --      21,722,965
  Advances from stockholder.....................................      --          --         175,000
  Purchase of treasury stock....................................      --          --         (28,500)
  Proceeds from exercise of common stock options and warrants...     912,280     187,521      57,430
                                                                  ----------  ----------  ----------
        Net cash provided by financing activities...............     956,692     184,016  20,756,468
                                                                  ----------  ----------  ----------
        Net increase (decrease) in cash.........................  (1,753,376) (4,059,285) 15,104,824
Cash and cash equivalents at beginning of year                    11,194,757  15,254,042     149,218
                                                                  ----------  ----------  ----------
Cash and cash equivalents at end of year........................  $9,441,381  $11,194,757 $15,254,042
                                                                  ----------  ----------  ----------
                                                                  ----------  ----------  ----------
Supplemental disclosure of cash flow information:
  Interest paid.................................................  $   --      $   --      $  105,968
  Taxes paid....................................................  $  116,916  $    1,050  $      800
Supplemental disclosure of noncash transactions:
  Warrants exercised in exchange for cancellation of note
    payable.....................................................  $   --      $   --      $  475,000
  Cancellation of deferred compensation related to stock option
    cancellations...............................................  $   --      $   --      $    3,996

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Health Systems Design Corp. was incorporated in the State of California on July 1, 1988. In February 1996, the Company was reorganized as Health Systems Design Corporation (the "Company"), a Delaware holding corporation which owns 100% of the stock of Health System Design Corp., the California corporation. The Company is a provider of managed care information systems software to payors and providers of managed care services. The Company introduced its first internally developed product, DIAMOND-TM- 725, in fiscal 1992 followed by DIAMOND-TM-950C/S in fiscal 1995.

    Substantially all of the Company's operations are in one industry segment: developing and selling managed care information systems. Therefore, no industry segment information is presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The Consolidated financial statements include the accounts of Health Systems Design Corporation and its subsidiary. All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    The Company considers cash and cash equivalents to be all highly liquid investments with an original maturity of less three months or less from the date of purchase.

CONCENTRATION OF BUSINESS RISKS

    The market for the Company's products and services is characterized by intense competition, rapid technological developments, frequent new product introductions, and evolving industry standards. Accordingly, the Company is required to continually improve the performance, features and reliability of its products and develop and maintain strategic relationships with distributors and with other service organizations. In addition, substantially all of the Company's revenue is derived from its two principal products.

    The Company operates primarily in the United States, but has contracts in other countries. These contracts could be impacted by particular economic and political situations overseas.

    See Note 8 for discussion of sales to major customers.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes it has addressed this risk through its contract approval process.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    For the year ending September 30, 1999, the Company will report Comprehensive Income based upon the recently issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Comprehensive Income". The pro forma effect of this accounting change has no impact on the net loss as reported for the year ended September 30, 1998.

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

    In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pension Plans and Other Postretirement Benefits", which is required to be adopted for fiscal years beginning after December 15, 1997. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters beginning after June 15, 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

MANAGEMENT'S USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include: revenue recognition under the percentage-of-completion method for its license contracts which require extended installation periods, determination of technological feasibility of software under development and related research and development cost capitalization, product life amortization periods for capitalized software costs, and allowance for doubtful accounts receivable, and certain other reserves, including a reserve required under the SMS amendment.

REVENUE RECOGNITION

    The Company licenses its internally developed software products and other software products to health care organizations under the terms of product license contracts. Individual sales may include, among others, a combination of software license, implementation, program enhancements, training, and support. Contracts with customers could be terminated under certain circumstances and revenues recognized could be refundable upon termination in certain cases, including breach of contract. The termination of significant customer contracts could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

    The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through distributors. The Company also generates revenues from sales of post-

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) contract support, implementation services, fees for product enhancements, and training services performed for customers who license the Company's products.

    If the contract does not require significant production or customization of software, revenue is recognized when all the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed and determinable, and collection is probable. Effective October 1, 1997, the Company generally recognizes DIAMOND-TM- 725 license revenue upon shipment of the software to end users, as no significant production or customization of this software is required, and the installation period is relatively short. The Company generally recognizes DIAMOND-TM- 950C/S license revenue on a percentage-of-completion basis based on the labor hours required to implement the system, as this software generally requires an extended installation period and can require significant enhancements. If the software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

    Implementation and training fees are billed either on an hourly or a monthly basis and are recognized as services are rendered. Third party software and hardware are typically billed and recognized as revenue when delivered to the end user.

    Post-contract support services are billed on a monthly basis. Customers who purchase post-contract support services under maintenance agreements have the right to receive unspecified product updates and upgrades. Customers that do not purchase post-contract support must purchase product updates and upgrades under separate agreements that are subject to the criteria of the Company's revenue recognition policy. Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included free or at a discount in a license agreement, such amounts are recorded at their fair market value based on the value established by independent sale of such post-contract support services to customers.

    In January 1994, the Company entered into a marketing agreement with another company (remarketer), whereby the remarketer sells certain of the Company's products to its customer base. License fees under this agreement are recognized when a contract between the other company and the end-user is executed for DIAMOND-TM- 725 and are recognized for DIAMOND-TM- 950C/S upon successful implementation of the system at the remarketer's end-user site. Revenues under term license agreements are recognized ratably over the customer's contract term. Fees for support and other services are recognized as services are rendered. In December 1997, the Company entered into an amendment to the above agreement for the purpose of resolving certain disagreements between the parties, amongst other matters. The amendment provides for a $4 million credit pool against which the remarketer may charge billings for services rendered by the Company, as well as future royalties payable by the remarketer to license the DIAMOND-TM- products. As of September 30, 1998, the credit pool had been reduced to approximately $3.5 million. Due to the establishment of the credit pool, the Company has not generated significant revenues from this remarketer and is not expected to in the near future.

    Revenue recognized in excess of billings is recorded as an asset (unbilled revenue). Billings in excess of recognized revenue are recorded as a liability (unearned revenue).

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company accounts for capitalized software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to direct costs over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years. Capitalized software development cost amortization was $345,000, $192,244 and $235,001 in fiscal 1998, 1997 and 1996, respectively.

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

INCOME TAXES

    The Company provides for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS No. 109, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rate. A valuation allowance is placed on the deferred tax assets to reduce them to their net realizable value. The Company was on the cash basis of accounting for tax reporting purposes during the fiscal years ended September 30, 1996 and 1995 and changed to the accrual basis of accounting as of October 1, 1996.

NET INCOME (LOSS) PER SHARE

    During 1998, the Company adopted SFAS No. 128, "Earnings per Share". Net income (loss) per share is computed using the weighted average number of shares outstanding. Stock options and warrants are excluded from the computation as their effect is antidilutive in fiscal 1998, 1997 and 1996. The change in the Company's previously reported net income (loss) per share for fiscal 1996 is due to the adoption of SFAS No. 128 and subsequently, Staff Accounting Bulletin No. 98 on "Computations of Earnings per Share," which became effective in February 1998.

RECLASSIFICATIONS

    During the fourth quarter Company management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of cost of revenues. All prior periods presented have been reclassified accordingly.

                       HEALTH SYSTEMS DESIGN CORPORATION

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

    The Company paid approximately $90,000 in consulting fees to a director during the years ended September 30, 1998 and 1997. The Company paid approximately $36,000 for consulting to a company operated by an officer during the year ended September 30, 1998.

5. LEASE COMMITMENTS:

    The Company is obligated under certain operating leases for office space and certain equipment. Future minimum lease payments for fiscal years ending September 30, are as follows:

1999....................................  $ 1,774,516
2000....................................    1,958,623
2001....................................    1,897,816
2002....................................    1,828,643
2003....................................    1,820,508
                                          -----------
                                          $ 9,280,106
                                          -----------
                                          -----------

    Rent expense under these operating leases was $1,253,638, $1,140,330 and $665,999 in fiscal 1998, 1997, 1996, respectively.

                       HEALTH SYSTEMS DESIGN CORPORATION

6. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                          SEPTEMBER 30,
                                                       --------------------
                                                         1998       1997
                                                       ---------  ---------
Accrued royalties....................................  $  --      $ 169,452
Accrued vacation.....................................    363,141    215,629
Accrued commissions..................................    100,465     30,412
Accrued professional and consulting fees.............    169,034    206,060
Accrual under SMS amendment..........................    823,542    908,542
Accrued bonuses......................................    241,926     --
Other accrued expenses...............................    472,746    210,579
                                                       ---------  ---------
                                                       $2,170,854 $1,740,674
                                                       ---------  ---------
                                                       ---------  ---------

7. INCOME TAXES:

    The provision for income taxes consists of the following:

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------
                                              1998        1997       1996
                                           ----------  ----------  ---------
Current:
  Federal................................  $   --      $   --      $  --
  State..................................       5,933       1,050        800
  Foreign................................     114,516      --         --
Deferred:
  Federal................................    (790,600) (1,462,456)  (398,899)
  State..................................    (253,166)   (244,722)   (11,467)
Valuation allowance......................   1,043,766   1,707,178    410,366
                                           ----------  ----------  ---------
    Total................................  $  120,449  $    1,050  $     800
                                           ----------  ----------  ---------
                                           ----------  ----------  ---------

                       HEALTH SYSTEMS DESIGN CORPORATION

7. INCOME TAXES: (CONTINUED)
    Deferred tax liabilities and assets under SFAS 109, which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes, consisted of the following:

                                                         SEPTEMBER 30,
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------
Cash to accrual basis differences..................  $  581,032  $  871,549
Capitalized software costs.........................   1,109,943     318,058
Depreciation.......................................     256,675     265,279
                                                     ----------  ----------
  Gross deferred tax liabilities...................   1,947,650   1,454,886
                                                     ----------  ----------
Research and development credit carryforward.......   1,562,144     770,650
Net operating loss carryforward....................   3,210,625   2,859,723
Reserves not deductible for tax in the current
  year.............................................     732,520     338,646
                                                     ----------  ----------
  Gross deferred tax assets........................   5,505,289   3,969,019
Valuation allowance................................  (3,557,639) (2,514,133)
                                                     ----------  ----------
  Net deferred tax asset (liability)...............  $   --      $   --
                                                     ----------  ----------
                                                     ----------  ----------

    The provision for income taxes differed from the amount computed using the statutory federal income tax rate of 34 percent as follows:

                                             FISCAL YEAR ENDED
                                               SEPTEMBER 30,
                                          ------------------------
                                           1998     1997     1996
                                          ------   ------   ------
Statutory U.S. tax rate.................     (34)%  (34)%    (34)%
State taxes.............................      (6)    (6)      (6)
Research and development credit
  carryforward..........................     (77)    (9)     (15)
Foreign tax credit carryforward.........     (16)   --       --
Other...................................       4      5       21
Valuation allowance.....................     145     44       34
                                                     --       --
                                          ------
                                              16%   -- %     -- %
                                                     --       --
                                                     --       --
                                          ------
                                          ------

    For financial reporting purposes, a 100% valuation allowance has been recorded at September 30, 1998 to offset the deferred tax assets recognized under SFAS No. 109 as the Company has historically not achieved significant levels of profitability, and there is inherent uncertainty as to when the Company will achieve future profitability.

    At September 30, 1998, the Company has approximately $8,793,000 and $1,009,000 of federal tax net operating loss carryforward and tax credit carryforward, respectively, which are available to reduce future taxable income of the Company, if any. These carryforwards begin to expire in fiscal 2007.

    Provisions under the Tax Reform Act of 1986 may limit the federal net operating loss carryforward and credits available to be used in any given year in the event of a significant change in ownership, including the March 5, 1996 initial public offering.

                       HEALTH SYSTEMS DESIGN CORPORATION

7. INCOME TAXES: (CONTINUED)
    The Company has approximately $3,792,000 and $553,000 of California tax net operating loss carryforward and research and development tax credit carryforward, respectively, which are available to reduce future taxable income of the Company, if any. The carryforwards begin to expire in fiscal 2000.

8. SALES TO MAJOR CUSTOMERS:

    During the fiscal year ended September 30, 1998, five customers accounted for approximately 52% of the Company's revenues. Of those customers, two accounted for over 10% of revenues. One customer represented 20% of total revenues, while the other customer represented 11% of total revenues. Subsequent to September 30, 1998, Blue Cross/Blue Shield of North Carolina ceased implementation of the DIAMOND-TM- 950C/S product. This customer accounted for 8% of the Company's total revenues for the fiscal year ended September 30, 1998.

9. RETIREMENT PLAN:

    The Company maintains a 401(k) retirement plan (the "Plan") for full-time employees. The plan year is from January 1 to December 31, and the discretionary employer contribution is established at the end of the plan year. Participants become fully vested after four years of service, although they vest incrementally on an annual basis until the four-year period is completed. No contributions were made during the fiscal years ended September 30, 1998 and 1997.

10. STOCK OPTION PLAN AND WARRANTS:

    Effective August 5, 1994, the Company implemented the 1994 Stock Option Plan (1994 Plan) and reserved 500,000 shares of stock for grants. However, since the inception of the 1996 Omnibus Equity Incentive Plan the Company no longer issues stock options on the 1994 Plan.

    On January 2, 1996, the Board of Directors authorized the 1996 Omnibus Equity Incentive Plan (1996 Plan), under which the Company is authorized to grant up to 500,000 shares of common stock to employees and consultants of the Company. The number of authorized shares increased from 500,000 to 900,000 during fiscal 1997 and from 900,000 to 1,400,000 during fiscal 1998. The plan allows incentive stock options to be granted to employees only, while nonstatutory stock options may be granted to both employees and consultants. Under the terms of the 1996 plan, incentive stock options to purchase shares of the Company's common stock must be granted at a price equal to the market price of the stock at the date of grant, except for employees who, prior to the grant, own more than 10 percent of the voting power of all stock. The exercise price for such employees must be no less than 110 percent of the market price. For nonstatutory stock options, the exercise price for both employees and consultants will be no less than 85 percent of the market price. Both incentive stock options and nonstatutory stock options may be exercised within ten years from the date of grant, except for employees and consultants who own more than 10 percent of the voting power of all classes of stock. In this case, the options may be exercised within a five-year period. Options generally vest over a five-year period.

    In October 1996, the Company's Board of Directors approved the issuance of 300,000 shares under the Health Systems Design Corporation Employee Stock Purchase Plan (ESP Plan). The Plan allows for employees to purchase the Company's common stock at a 15% discount off the stock's market value as defined under the Plan. Employees began participating in the ESP Plan on January 1, 1998. As of September 30, 1998, the Company had issued 7199 shares under the ESP plan.

                       HEALTH SYSTEMS DESIGN CORPORATION

10. STOCK OPTION PLAN AND WARRANTS: (CONTINUED)
    In March 1997, the Company's stockholders approved the Nonemployee Director Stock Option Plan (Director Plan), which is authorized to grant up to 60,000 shares to nonemployee directors of the Company. Members of the Board of Directors are generally granted 5,000 options on the date of each annual meeting which vest on the first anniversary of that meeting.

    The Company accounts for the above plans under APB Opinion No. 25, under which $78,795 was charged to deferred compensation in the year ended September 30, 1995 because certain options were granted at below the then fair market value of the common stock. This deferred compensation is being amortized over the vesting period of the related options. Amortization of deferred compensation was $15,760 for each of the years ended September 30, 1998, 1997 and 1996 and no other compensation cost has been recognized under APB Opinion No. 25 as all other options have been granted at an option exercise price equal to the market value of common stock on the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss in total and per share would have been changed to the following pro forma amounts:

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------------
                                                                    1998         1997         1996
                                                                 -----------  -----------  -----------
Net Loss:.........................................  As Reported  $  (839,085) $(3,856,304) $(1,207,946)
                                                    Pro Forma    $(1,688,639) $(4,180,109) $(1,376,354)

Basic EPS:........................................  As Reported  $     (0.13) $     (0.60) $     (0.22)
                                                    Pro Forma    $     (0.26) $     (0.65) $     (0.24)

Diluted EPS:......................................  As Reported  $     (0.13) $     (0.60) $     (0.22)
                                                    Pro Forma    $     (0.26) $     (0.65) $     (0.24)

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                       HEALTH SYSTEMS DESIGN CORPORATION

10. STOCK OPTION PLAN AND WARRANTS: (CONTINUED)
    The stock option activity under the Stock Option and Equity Incentive Plans during the fiscal years ended September 30, 1998, 1997, and 1996, was as follows:

                                                                                               WEIGHTED
                                                   NUMBER OF SHARES                WEIGHTED    AVERAGE
                                     --------------------------------------------  AVERAGE    FAIR VALUE   EXERCISABLE
                                                             DIRECTOR              EXERCISE   OF OPTIONS     AT END
                                     1996 PLAN   1994 PLAN     PLAN       TOTAL     PRICE      GRANTED      OF PERIOD
                                     ---------   ---------   --------   ---------  --------   ----------   -----------
Outstanding, September 30, 1995....     --        487,500      --         487,500   $2.95                     26,760
Granted............................   200,250      12,000      5,000      217,250   $14.85      $11.70
Exercised..........................               (43,220)     --         (43,220)  $1.42
Canceled...........................    (3,500)    (23,680)     --         (27,180)  $6.11
                                     ---------   ---------   --------   ---------
Outstanding, September 30, 1996....   196,750     432,600      5,000      634,350   $6.99                    111,040
Granted............................   805,250       4,200     10,000      819,450   $7.05       $5.55
Exercised..........................     --        (99,640)     --         (99,640)  $1.85
Canceled...........................  (279,450)   (140,940)     --        (420,390)  $9.63
                                     ---------   ---------   --------   ---------
Outstanding, September 30, 1997....   722,550     196,220     15,000      933,770   $6.39                    268,780
Granted............................   208,502       --        10,000      218,502   $7.57       $5.77
Exercised..........................  (110,400)    (22,000)     --        (132,400)  $7.04
Canceled...........................   (73,500)    (15,450)     --          88,950   $8.04
                                     ---------   ---------   --------   ---------
Outstanding, September 30, 1998....   747,152     158,770     25,000      930,922   $6.41                    284,462
                                     ---------   ---------   --------   ---------
                                     ---------   ---------   --------   ---------

    At September 30, 1998, 1997 and 1996, the following shares were reserved and unissued under the Plans.

                                                      YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                     1998       1997       1996
                                                   ---------  ---------  ---------
1996 Omnibus Equity Incentive Plan...............    542,448    177,450    303,250
1994 Stock Option Plan...........................    176,370    160,920     24,180
Nonemployee Director Stock Option Plan...........     35,000     45,000     55,000

    As mentioned above, the options available in the 1994 plan are no longer reissued, since the inception of the 1996 Plan.

    Options outstanding at September 30, 1998 consist of the following:

                             WEIGHTED
                              AVERAGE          REMAINING
 OPTION       EXERCISE       EXERCISE           AVERAGE         VESTED
 SHARES     PRICE RANGE        PRICE       CONTRACTUAL LIFE     SHARES
---------  --------------  -------------  -------------------  ---------
   11,200  $   0.00-1.78     $     .30               6.0          11,200
   51,220  $   1.78-3.55     $    1.80               6.4          29,360
   96,350  $   3.55-5.33     $    5.00               6.8          58,150
  368,002  $   5.33-7.10     $    5.95               8.6         146,602
  395,650  $   7.10-8.88     $    7.75               8.9          35,750
    3,500  $  14.20-15.98    $   14.75               7.7           1,400
    5,000  $  15.98-17.75    $   17.75               3.6           2,000
---------                                                      ---------
  930,922                                                        284,462

                       HEALTH SYSTEMS DESIGN CORPORATION

10. STOCK OPTION PLAN AND WARRANTS: (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk-free weighted average interest rate of 5.15, 6.11 and 6.55 percent, respectively, expected dividend yields of 0 percent, expected lives of 5 years from the date of grant and expected volatility of 103.0 percent for fiscal years 1996 and 1997 and 98.6 percent for fiscal 1998.

    In a December 1995 private placement, the Company issued $2,000,000 in notes with warrants to purchase 200,000 shares of the Company's common stock at $5.00 per share. Upon repayment of the notes, the note holders executed warrants to purchase 95,000 shares of the Company's common stock. At September 30, 1998 and 1997, warrants to purchase 95,000 and 105,000 shares, respectively, of the Company's common stock were outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
     DISCLOSURE

    None.

                       HEALTH SYSTEMS DESIGN CORPORATION
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by this item is incorporated by reference from the information set forth under the captions, "Election of Directors" and "Section 16(a) Information" of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 23, 1999. See also Item 1 above for disclosure regarding the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information set forth under the caption, "Compensation of Executive Officers," of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 23, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information set forth under the caption, "Ownership of Management and Principal Stockholders," of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 23, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information set forth under the captions, "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company," of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on March 23, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) See Index to Consolidated Financial Statements at Item 8. of this report.

 EXHIBIT     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
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

     10.1.1  Office building lease, dated October 28, 1998, for the Registrant's principal executive offices

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

     10.4.1  Amendment to HSD/SMS Marketing Agreement, dated December 19, 1997+

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

      10.24  Form of Indemnification Agreement between the Registrant and its directors and executive officers
             (Incorporated by reference from Exhibit 10.24 to Registration Statement No. 333-0094)

 EXHIBIT     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.25  Registrant's 401(k) Plan, as amended (Incorporated by reference from Exhibit 10.25 to Registration
             Statement No. 333-0094)

      10.26  License Agreement, dated March 25, 1996 between the Registrant and Blue Cross/Blue Shield of Florida
             (Incorporated by reference from Exhibit 10.26 to Registration Statement No. 333-0094)+

      10.27  Master Agreement, dated January 24, 1997 between Registrant and Blue Cross/Blue Shield of North Carolina+

      10.28  License Agreement, dated October 20, 1997 between the Registrant and Kaiser Permanente+

      10.29  Management Contract, dated July 23, 1998 between the Registrant and Russell J. Harrison*

      11.1   Computation of net loss per share

      21.1   List of Subsidiaries

      23.1   Consent of Arthur Andersen LLP

      27     Financial Data Schedule

------------------------

+ Confidential treatment has been granted with respect to portions of this exhibit.

* Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit to this Form 10-K.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

    (c) See attached Exhibit Index.

    (d) The following financial statement schedules are filed as part of this report on page 42.

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

                                HEALTH SYSTEMS DESIGN CORPORATION

                                By:                /s/ RUSSELL J. HARRISON
                                           ----------------------------------------
                                                     Russell J. Harrison,
                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date:         December 23, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE & NAME                    TITLE                     DATE
------------------------------  ---------------------------  --------------------

                                President and Chief
   /s/ RUSSELL J. HARRISON        Executive Officer
------------------------------    (principal executive       December 23, 1998
     Russell J. Harrison          officer)

     /s/ RICHARD C. AUGER       Chairman of the Board of
------------------------------    Directors                  December 23, 1998
       Richard C. Auger

     /s/ STEVEN L. MOORE        Chief Financial Officer
------------------------------    (principal financial       December 23, 1998
       Steven L. Moore            officer)

    /s/ STEVEN J. CORREIA       Vice President-Controller
------------------------------    (principal accounting      December 23, 1998
      Steven J. Correia           officer)

    /s/ CATHERINE C. ROTH       Director
------------------------------                               December 23, 1998
      Catherine C. Roth

   /s/ J. MATHEW MACKOWSKI      Director
------------------------------                               December 23, 1998
     J. Mathew Mackowski

  /s/ ARTHUR M. SOUTHAM M.D.    Director
------------------------------                               December 23, 1998
    Arthur M. Southam M.D.

    /s/ CHRISTOPHER HERRON      Director
------------------------------                               December 23, 1998
      Christopher Herron

SCHEDULE II

                       HEALTH SYSTEMS DESIGN CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                                ADDITIONS
                                                                  BALANCE AT   CHARGED TO                BALANCE AT
                                                                 BEGINNING OF   COSTS AND                  END OF
DESCRIPTION                                                         PERIOD      EXPENSES    DEDUCTIONS     PERIOD
---------------------------------------------------------------  ------------  -----------  -----------  ----------
For year ended September 30, 1998:
  Allowance for doubtful accounts..............................   $  193,000      619,406      287,406   $  525,000
                                                                 ------------  -----------  -----------  ----------
For year ended September 30, 1997:
  Allowance for doubtful accounts..............................   $  100,000      306,673      213,673   $  193,000
                                                                 ------------  -----------  -----------  ----------
For year ended September 30, 1996:
  Allowance for doubtful accounts..............................   $   50,000    $  63,767    $  13,767   $  100,000
                                                                 ------------  -----------  -----------  ----------