Form 10-K/A
period 1998-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1998-12-30
CIK 1005697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                          FORM 10-K/A AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV


    Item 14 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended September 30, 1998 is hereby amended in full as follows:


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

     10.4.1  Amendment to HSD/SMS Marketing Agreement, dated December 19, 1997 (Incorporated by reference from Exhibit
             10.4.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997)+

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
             333-0094)

 EXHIBIT     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
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

      10.27  Master Agreement, dated January 24, 1997 between Registrant and Blue Cross/Blue Shield of North Carolina
             (Incorporated by reference from Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997)+

      10.28  License Agreement, dated October 20, 1997 between the Registrant and Kaiser Permanente (Incorporated by
             reference from Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December
             31, 1997)+

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

    (b) Reports on Form 8-K


    No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.


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

                                Date:         December 29, 1998