Form 10-K/A
period 1998-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1999-01-28
CIK 1005697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                          FORM 10-K/A AMENDMENT NO. 2

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
(State or other Jurisdiction    (I.R.S. Employer
             of
      Incorporation or           Identification
       Organization)                 Number)

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

                                  COMMON STOCK
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of November 30, 1998, 6,673,307 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $13,566,600.

    Documents incorporated by reference: NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION
                                    PART III

    Item 10 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended September 30, 1998 is hereby amended in full as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Russell J. Harrison........         53  President and Chief Executive Officer of the Company       1997
                                        since August 1997. Mr. Harrison was Vice President
                                        and Chief Information Officer at Paris--based SITA
                                        Globetel, Company S.C., a telecommunications
                                        company, from March 1996 to August 1997. Mr.
                                        Harrison served as Chairman of 3Net Systems, a
                                        provider of client/server solutions to the
                                        healthcare industry, from August 1993 to November
                                        1995 and as President of 3Net Systems from August
                                        1993 to September 1995. From September 1991 to
                                        August 1993, Mr. Harrison served as Chief
                                        Information Officer of McKesson Corporation, a
                                        manufacturer of pharmaceutical products.

Richard C. Auger...........         55  Chairman of the Board of the Company since 1988. Mr.       1988
                                        Auger is a co-founder of the Company and served as
                                        Executive Director of Product Research of the
                                        Company from August 1997 to July 1998, Chief
                                        Executive Officer of the Company from August 1988 to
                                        August 1997 and President of the Company from August
                                        1988 to January 1996.

Catherine C. Roth..........         48  Ms. Roth is a co-founder of the Company and served         1988
                                        as Executive Director of Business Development of the
                                        Company from August 1997 to July 1998, President of
                                        the Company from January 1996 to August 1997 and
                                        Chief Operating Officer of the Company from April
                                        1994 to August 1997. From 1988 to January 1996, Ms.
                                        Roth was the Company's Executive Vice President.

Christopher J. Herron......         49  President of Electran Corporation, a software              1997
                                        development company, since January 1998. Mr. Herron
                                        served as Chief Executive Officer of Nexgen Asia
                                        Pacific, a provider of Year 2000 correction
                                        software, from May 1997 to December 1997. From 1995
                                        to 1997, Mr. Herron was President and Chief
                                        Executive Officer of Convoy Corporation, a provider
                                        of data migration software and services. From 1987
                                        to 1994, Mr. Herron was with Synon Corporation, a
                                        provider of software development tools and services,
                                        where he held several positions, including President
                                        and Chief Executive Officer.

J. Matthew Mackowski.......         44  Partner of Mackowski & Shepler, a private investment       1992
                                        partnership located in San Francisco, since 1992.

Arthur M. Southam, M.D.....         42  Dr. Southam served as Chief Executive Officer of           1996
                                        Health Net, a health maintenance organization, from
                                        July 1996 to November 1998. From 1993 to July 1996,
                                        Dr. Southam was President and Chief Executive
                                        Officer of CareAmerica Health Plans and from 1986 to
                                        1993 was employed at CareAmerica Health Plans in a
                                        number of capacities, including Executive Vice
                                        President and Chief Operating Officer.

    See also Item 1. above for a discussion of the Company's executive officers.

                           SECTION 16(A) INFORMATION

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

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from October 1, 1997 to September 30, 1998 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with, except that each of Robert D. Archibald and Lauryn L. Jones failed to file a Form 3 reflecting such person's initial beneficial ownership.

    Item 11 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended September 30, 1998 is hereby amended in full as follows:

COMPENSATION OF EXECUTIVE OFFICERS

    The compensation paid to the Company's Chief Executive Officer and each of the Company's other executive officers who received compensation in excess of $100,000 for services in all capacities to the Company and its subsidiaries during fiscal 1996, 1997 and 1998 (collectively, the "Named Executive Officers"), is set forth below.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM COMPENSATION AWARDS
                                                       ANNUAL COMPENSATION                  ------------------------------
                                       ---------------------------------------------------    RESTRICTED      SECURITIES
                                                                            OTHER ANNUAL     STOCK AWARDS     UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)   BONUS($)    COMPENSATION($)         ($)         OPTIONS(#)
-------------------------------------  ---------  ---------  -----------  ----------------  ---------------  -------------
RUSSELL J. HARRISON..................       1998    250,000      71,875          --               --              --
  President and Chief Executive             1997     40,702      --              --               --             350,000
  Officer since August 1997

STEVEN L. MOORE......................       1998     73,176      50,000          36,770(1)        --              60,000
  Executive Vice President-- Chief
  Financial Officer since April 1998

ROBERT D. ARCHIBALD..................       1998    106,371      50,000         249,100(2)        --              75,000
  Executive Vice President--
  Operations since April 1998

LAURYN L. JONES......................       1998    132,378      37,500           4,433           --              66,000
  Executive Vice President-- Sales
  and Marketing since December 1997

                                          ALL OTHER
                                          COMPENSA-
NAME AND PRINCIPAL POSITION                TION($)
-------------------------------------  ---------------
RUSSELL J. HARRISON..................        --
  President and Chief Executive              --
  Officer since August 1997
STEVEN L. MOORE......................        --
  Executive Vice President-- Chief
  Financial Officer since April 1998
ROBERT D. ARCHIBALD..................        --
  Executive Vice President--
  Operations since April 1998
LAURYN L. JONES......................        --
  Executive Vice President-- Sales
  and Marketing since December 1997

------------------------

(1) Represents amount paid to Mr. Moore in fiscal 1998 for consulting services prior to his joining the Company in April 1998.

(2) Represents amount paid to Alta Associates in fiscal 1998 for consulting services. See "Transactions with the Company" under item 13. below.

    The following table sets forth certain information regarding stock options granted during fiscal 1998 to the Named Executive Officers. None of the Named Executive Officers received awards of stock appreciation rights during fiscal 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE
                                      -------------------------------------------------               VALUE AT ASSUMED ANNUAL
                                        NUMBER OF                                                       RATES OF STOCK PRICE
                                       SECURITIES      PERCENT OF TOTAL                               APPRECIATION FOR OPTION
                                       UNDERLYING     OPTIONS GRANTED TO    EXERCISE OR                       TERM(3)
                                         OPTIONS      EMPLOYEES IN FISCAL   BASE PRICE   EXPIRATION   ------------------------
NAME                                  GRANTED(#)(1)          YEAR            ($/SH)(2)      DATE        5%($)        10%($)
------------------------------------  -------------  ---------------------  -----------  -----------  ----------  ------------
Russell J. Harrison.................       --                 --                --           --           --           --
Steven L. Moore.....................       60,000                  9%        $   7.656     5/5/2008   $  748,249  $  1,191,462
Robert D. Archibald.................       75,000                 12%        $   7.656     5/5/2008   $  935,311  $  1,489,327
Lauryn L. Jones.....................       66,000                 10%        $   7.375     2/9/2008   $  792,864  $  1,262,504

------------------------

(1) All options granted in fiscal 1998 are subject to a five-year vesting schedule commencing August 1998. Under the terms of the Company's 1996 Omnibus Equity Incentive Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.

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

    The following table sets forth certain information with respect to stock option exercises during fiscal 1998 and stock options held by each of the Company's Named Executive Officers as of September 30, 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                  NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                                                  OPTIONS AT FY-END(#)             IN-THE-
                                    SHARES ACQUIRED ON                                EXERCISABLE/       MONEY OPTIONS AT FY-END($)
NAME                                   EXERCISE (#)          VALUE REALIZED($)        UNEXERCISABLE      EXERCISABLE/ UNEXERCISABLE
--------------------------------  -----------------------  ---------------------  ---------------------  ---------------------------
Russell J. Harrison.............            --                      --                 87,500/262,500               -0-/-0-
Steven L. Moore.................            --                      --                     -0-/60,000               -0-/-0-
Robert D. Archibald.............            --                      --                     -0-/75,000               -0-/-0-
Lauryn L. Jones.................            --                      --                     -0-/66,000               -0-/-0-

COMPENSATION OF DIRECTORS

    Directors other than Mr. Mackowski who are not employees of the Company are paid directors fees consisting of $5,000 per year and $1,000 for each Board meeting attended. Directors who attend meetings of the Audit Committee or Compensation Committee receive an additional $1,000 for each meeting not held on the same day as a Board meeting. In addition, under the Nonemployee Director Stock Option Plan, each nonemployee director other than Mr. Mackowski will be granted at the Annual Meeting and at each subsequent annual meeting of stockholders at which such nonemployee director is elected to the Board, an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. Mr. Auger, who was Executive Director of Product Research of the Company until July 1998, serves as Chairman of the Board, and received a salary of $100,000 during fiscal 1998. Subsequent to July 1998, Mr. Auger remained an employee of the Company and received $15,987 during fiscal 1998 for such services. Ms. Roth, who was Executive Director of Business Development of the Company until July 1998, received a salary of $126,229 during fiscal 1998. Subsequent to July 1998, Ms. Roth remained an employee of the Company and received $30,424 for such services. Mr. Auger and Ms. Roth receive a fee of $125 per hour as an employee of the Company and it is expected that they will continue to provide services to the Company in fiscal 1999.

    Item 12 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 is hereby amended in full as follows:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

    The following table indicates, as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group, the number of shares and percentage of the Company's stock beneficially owned as of December 31, 1998.

               SHARES BENEFICIALLY OWNED AS OF DECEMBER 31, 1998

EXECUTIVE OFFICER OR DIRECTOR                                                   NUMBER OF COMMON SHARES     PERCENT
-----------------------------------------------------------------------------  -------------------------  -----------
Richard C. Auger(1)..........................................................           1,566,800                 23%
Catherine C. Roth(1).........................................................           1,187,600(2)              18%
J. Matthew Mackowski(1)......................................................           1,426,900(3)              21%
The D3 Family Fund, L.P(4)
  19605 N.E. 8th Street Camas, Washington 98607..............................             388,000                5.9%
Russell J. Harrison..........................................................             105,000(5)             1.5%
Christopher J. Herron........................................................               5,000(6)           *
Arthur M. Southam, M.D.......................................................              10,300(7)           *
Steven L. Moore..............................................................                 500              *
Robert D. Archibald..........................................................                 -0-             --
Lauryn L. Jones..............................................................              13,200(8)           *
All directors and executive officers as a group (ten persons)................           4,317,400(9)              63%

------------------------

(*) Less than 1%.

(1) The address of Mr. Auger, Ms. Roth and Mr. Mackowski is 1330 Broadway, Suite 1200, Oakland, California 94612. Each of these persons may be deemed to be a "control person" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission by reason of his stock ownership and positions with the Company.

(2) Includes 248,000 shares of Common Stock held by Ms. Roth's children.

(3) Includes 18,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days as of December 31, 1998.

(4) Based on Schedule 13D filed with the Company reflecting beneficial ownership as of June 23, 1997.

(5) Includes 105,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days as of December 31, 1998.

(6) Includes 5,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days as of December 31, 1998.

(7) Includes 10,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days as of December 31, 1998.

(8) Includes 13,200 shares issuable upon exercise of outstanding stock options exercisable within 60 days as of December 31, 1998.

(9) Includes 153,300 shares issuable upon exercise of outstanding stock options exercisable within 60 days as of December 31, 1998.

    Item 13 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 is hereby amended in full as follows:

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT CONTRACTS

    In 1998, the Company entered into an employment contract with Russell J. Harrison, pursuant to which Mr. Harrison serves as Chief Executive Officer of the Company.

EMPLOYMENT AGREEMENT

    In 1998, the Company entered into an employment agreement with Russell J. Harrison, pursuant to which Mr. Harrison serves as President and Chief Executive Officer of the Company. The agreement expires on July 31, 2000. Pursuant to the agreement, Mr. Harrison receives a base salary of $250,000 per year and is eligible to receive an annual cash bonus based upon achieving certain performance goals. The potential bonus level shall not be less than $150,000. In addition, pursuant to the agreement, Mr. Harrison was granted options to purchase 350,000 shares of the Company's common stock. If Mr. Harrison terminates the agreement and such termination is for good reason (as defined in the agreement) the Company is required to pay him, in a lump sum, the equivalent of his base salary for 18 months and any pro-rated bonus. If the Company terminates Mr. Harrison without cause it is required to pay him the same amounts as if he had terminated the agreement for good reason. In addition, under the agreement if there is a change in control of the Company (as defined in the agreement) and Mr. Harrison's employment is terminated, the Company is required to pay him the same amounts as if he had terminated the agreement for good reason and, additionally, all unvested outstanding stock options shall vest as of the date of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are: J. Matthew Mackowski, Arthur Southam, M.D. and Christopher Herron. Mackowski & Shepler, a private investment partnership of which Mr. Mackowski is a partner and 50% owner, provided financial and strategic advisory services to the Company under an arrangement which commenced in November 1994. Under this arrangement, Mackowski & Shepler received payments totaling $75,055 in fiscal 1998 and will continue to receive $7,500 per month until May 1999.

TRANSACTIONS WITH THE COMPANY

    During fiscal 1998, the Company paid $249,100 to Alta Associates for consulting services provided by Alta Associates. Robert D. Archibald, the Company's Executive Vice President-Operations, is an officer and stockholder of Alta Associates. The Company continues to use the services of Alta Associates from time to time.

    See "Compensation Committee Interlocks and Insider Participation" above and "Compensation of Directors" in Item 12. above for certain transactions between the Company and its officers and directors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEALTH SYSTEMS DESIGN CORPORATION

                                By:            /s/ RUSSEL J. HARRISON
                                     -----------------------------------------
                                                Russell J. Harrison,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date: January 28, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                    NAME & TITLE                DATE
------------------------------  --------------------------  -------------------

                                President and Chief
   /s/ RUSSELL J. HARRISON        Executive Officer
------------------------------    (principal executive            1/28/99
     Russell J. Harrison          officer)

     /s/ RICHARD C. AUGER
------------------------------  Chairman of the Board of          1/28/99
       Richard C. Auger           Directors

    /s/ STEVEN J. CORREIA       Vice President--Controller
------------------------------    (principal accounting           1/28/99
      Steven J. Correia           officer)

                                Executive Vice President--
     /s/ STEVEN L. MOORE          Chief Financial Officer
------------------------------    (principal financial            1/28/99
       Steven L. Moore            officer)

    /s/ CATHERINE C. ROTH
------------------------------  Director                          1/28/99
      Catherine C. Roth

   /s/ J. MATTHEW MACKOWSKI
------------------------------  Director                          1/28/99
     J. Matthew Mackowski

  /s/ ARTHUR M. SOUTHAM M.D.
------------------------------  Director                          1/28/99
    Arthur M. Southam M.D.

    /s/ CHRISTOPHER HERRON
------------------------------  Director                          1/28/99
      Christopher Herron