Form 10-Q
period 1998-12-31
HEALTH SYSTEMS DESIGN CORP
filed 1999-02-12
CIK 1005697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 6,697,907 shares of common stock outstanding as of January 31, 1999.

    Exhibit index is located on page 11

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                                     INDEX

                                                                                                               PAGE
                                                                                                               -----
PART I. FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements
          Consolidated Balance Sheets--December 31, 1998 and September 30, 1998...........................           2
          Consolidated Statements of Operations--Three months ended December 31, 1998 and 1997............           3
          Consolidated Statements of Cash Flows--Three months ended December 31, 1998 and 1997............           4
          Notes to Consolidated Financial Statements......................................................           5
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........           7

PART II. OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K...............................................................          11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                                                    SEPTEMBER 30,
                                                                                                        1998
                                                                                      DECEMBER 31,  -------------
                                                                                          1998
                                                                                      ------------
                                                                                      (UNAUDITED)
                                                     ASSETS

Current Assets:
  Cash and cash equivalents.........................................................   $    8,339     $   9,440
  Accounts receivable, net of allowance for doubtful accounts of $725 at December
    31, 1998, and $525 at September 30, 1998, respectively..........................        7,071         5,646
  Unbilled revenue..................................................................        3,205         2,405
  Prepaid expenses..................................................................          428           384
                                                                                      ------------  -------------
    Total current assets............................................................       19,043        17,875
                                                                                      ------------  -------------
Property and equipment:
  Computer equipment................................................................        3,754         3,740
  Office furniture and other........................................................        1,427         1,407
                                                                                      ------------  -------------
    Total property and equipment....................................................        5,181         5,147
    Less: Accumulated depreciation..................................................       (2,609)       (2,299)
                                                                                      ------------  -------------
    Net property and equipment......................................................        2,572         2,848
                                                                                      ------------  -------------
Deposits and other assets...........................................................          218           118
                                                                                      ------------  -------------
Software development costs, net of accumulated amortization of $272 at December 31,
  1998 and $99 at September 30, 1998, respectively..................................        3,298         2,787
                                                                                      ------------  -------------
    Total assets....................................................................   $   25,131     $  23,628
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable..................................................................   $    1,021     $   1,137
  Accrued liabilities...............................................................        2,191         2,171
  Unearned revenue..................................................................        5,715         2,728
                                                                                      ------------  -------------
    Total current liabilities.......................................................        8,927         6,036
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding...       --            --
  Common stock, $.001 par value, 20,000,000 shares authorized, 6,697,907 and
    6,673,307 shares issued and outstanding at December 31, 1998 and September 30,
    1998, respectively..............................................................            7             7
  Additional paid-in capital........................................................       24,020        23,986
  Treasury stock, 2,054 shares......................................................          (29)          (29)
  Deferred compensation.............................................................          (23)          (28)
  Retained deficit..................................................................       (7,771)       (6,344)
                                                                                      ------------  -------------
  Total stockholders' equity........................................................       16,204        17,592
                                                                                      ------------  -------------
    Total liabilities and stockholders' equity......................................   $   25,131     $  23,628
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Revenues:
  System sales...............................................................................  $   4,454  $   4,546
  Services and other.........................................................................        927        745
                                                                                               ---------  ---------
    Total revenues...........................................................................      5,381      5,291
Cost of revenues.............................................................................      2,203      1,724
                                                                                               ---------  ---------
    Gross margin.............................................................................      3,178      3,567
                                                                                               ---------  ---------
Operating expenses:
  General and administrative.................................................................      1,470      1,874
  Sales and marketing........................................................................      1,193        975
  Product development........................................................................      2,052      1,994
                                                                                               ---------  ---------
    Total operating expenses.................................................................      4,715      4,843
                                                                                               ---------  ---------
      Loss from operations...................................................................     (1,537)    (1,276)
Interest, net................................................................................        112        122
                                                                                               ---------  ---------
      Loss before provision for income taxes.................................................     (1,425)    (1,154)
Provision for income taxes...................................................................          1         --
                                                                                               ---------  ---------
Net loss.....................................................................................  $  (1,426) $  (1,154)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Net loss per share...........................................................................  $  (0. 21) $   (0.18)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Weighted average common shares outstanding:
  Basic......................................................................................      6,678      6,535
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Diluted....................................................................................      6,678      6,535
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
Cash flows from operating activities:
  Net loss................................................................  $  (1,426) $  (1,154)
  Adjustments to reconcile net loss to net cash and cash equivalents
    Provided by (used in) operating activities:
      Allowance for doubtful accounts.....................................        200     --
      Depreciation and amortization.......................................        494        340
      Loss on sale of assets..............................................          7     --
      Changes in current assets and liabilities:
        Accounts receivable...............................................     (1,625)    (1,299)
        Unbilled revenue..................................................       (798)      (662)
        Prepaid expenses..................................................        (44)      (164)
        Accounts payable..................................................       (116)      (170)
        Accrued liabilities...............................................         20        243
        Unearned revenue..................................................      2,986      1,561
                                                                            ---------  ---------
          Net cash used in operating activities...........................       (302)    (1,305)
                                                                            ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.....................................       (124)      (334)
  Proceeds from sale of property and equipment............................         75     --
  Capitalization of software development costs............................       (684)      (165)
  Deposits and other assets...............................................       (100)         1
                                                                            ---------  ---------
    Net cash used in investing activities.................................       (833)      (498)
                                                                            ---------  ---------
Cash flows from financing activities:
  Proceeds from exercise of warrants......................................         25     --
  Proceeds from exercise of common stock options..........................          9          4
                                                                            ---------  ---------
    Net cash provided by financing activities.............................         34          4
                                                                            ---------  ---------
    Net decrease in cash and cash equivalents.............................     (1,101)    (1,799)
Cash and cash equivalents at beginning of period..........................      9,440     11,195
                                                                            ---------  ---------
Cash and cash equivalents at end of period................................  $   8,339  $   9,396
                                                                            ---------  ---------
                                                                            ---------  ---------
Supplemental disclosure of cash flow information:
  Taxes paid..............................................................  $       1  $  --

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1998 included in the Company's Form 10-K Annual Report.

2. REVENUE RECOGNITION

    The Company licenses its internally developed software products and other software products to healthcare organizations under the terms of product license contracts. Individual sales may include, among others, a combination of software license, implementation, product enhancements, training, and post-contract support. Contracts with customers could be terminated under certain circumstances and revenues recognized could be refundable upon termination in certain cases, including breach of contract. The termination of significant customer contracts could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

    The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through remarketers. The Company also generates revenues from sales of implementation services, fees for product enhancement, post-contract support, consulting services and reselling hardware and third party products, and training services performed for customers who license the Company's products.

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

    Implementation, consulting and training fees are billed either on an hourly or a monthly basis and are recognized as services are rendered. Third party software and hardware are typically billed and recognized as revenue when delivered to the end user.

                       HEALTH SYSTEMS DESIGN CORPORATION

                               DECEMBER 31, 1998

2. REVENUE RECOGNITION (CONTINUED)
    Post-contract support services are billed on a monthly basis. Customers who purchase post-contract support services under maintenance agreements have the right to receive unspecified product updates and upgrades. Customers that do not purchase post-contract support must purchase product updates and upgrades under separate agreements that are subject to the criteria of the Company's revenue recognition policy. Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included at no cost or at a discount in a license agreement, such amounts are recorded at their fair market value based on the value established by independent sale of such post-contract support services to customers and license fee revenue is correspondingly reduced.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company accounts for capitalized software costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years.

RECLASSIFICATIONS

    During the fourth quarter of fiscal year 1998, the Company's management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of cost of revenues. All prior periods presented have been reclassified accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides managed care information systems software to payors and providers of managed care products and services. The Company's principal product line, DIAMOND-TM-, consists of DIAMOND-TM- 725 and DIAMOND-TM- 950C/S. The DIAMOND-TM- products enable the Company's customers to manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management.

    The Company's revenues are derived from licensing DIAMOND-TM-products, providing the associated implementation, product enhancements, post-contract support, consulting services, reselling hardware and third party products and training services. If collection is probable, the Company generally recognizes DIAMOND-TM- 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system. The Company's ability to make individual system sales in a particular period will significantly impact its financial performance in future periods. As the Company has pursued larger system sales (DIAMOND-TM- 950C/S), it has seen and expects to continue to see variability in the recognition of system sales revenue. If collection is probable and there are no uncertainties surrounding a contract, the Company generally recognizes DIAMOND-TM- 725 license revenue upon shipment of the software to end users. Implementation, post-contract support, consulting fees and training are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party software fees are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $5,381,000 and $5,291,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of 2%. Approximately 39% of total revenues were from three customers for the quarter ended December 31, 1998. Two customers, individually, exceeded 10% of the Company's total revenues. Kaiser Permanente represented 21% of total revenues while the Ohio Department of Mental Health represented 11% of total revenues.

    SYSTEM SALES. System sales revenues were $4,454,000 and $4,546,000 for the three months ended December 31, 1998 and 1997, respectively, representing a decrease of 2%. A major contract was executed during the first quarter of fiscal year 1999, however material revenue was not recognized from that contract in the quarter. This revenue is expected to be recognized over the remaining implementation period of the contract.

    SERVICES AND OTHER. Services and other revenues were $927,000 and $745,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of 24%. The increase in services and other revenues was due primarily to support fees resulting from the Company's larger installed customer base.

    COST OF REVENUES. Cost of revenues was $2,203,000 and $1,724,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of 28%. Cost of revenues increased from 33% of total revenues in the three months ended December 31, 1997 to 41% of total revenues in the three months ended December 31, 1998, although no long-term trend should be implied from this quarter to quarter comparison. Cost of revenues increased, as compared to the growth in revenue, primarily as a result of the increased number of personnel, both the Company's employees and independent contractors, required to implement and support the larger client base. The cost of revenues as a percentage of total revenues is dependent on the mix of license, service, and third party software and hardware revenues, and may fluctuate over time as these revenue sources fluctuate. During the fourth quarter of fiscal 1998, the Company's management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of costs of revenues. Costs associated with implementation, customer support, consulting and training services, amortization of capitalized software and third party hardware and software continue to be classified as cost of revenues. Corresponding periods in this filing have been reclassified on the same basis.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,470,000 and $1,874,000 for the three months ended December 31, 1998 and 1997, respectively, representing a decrease of 22%. The decrease in general and administrative expenses was due primarily to cost reduction policies instituted by the Company. General and administrative expenses include the salaries and benefits associated with general management, finance and administration and allocated facilities costs. General and administrative expenditures as a percentage of total revenues for the three months ended December 31, 1998 and 1997 were 27% and 35%, respectively, primarily due to the decrease in general and administrative expenses in absolute dollars.

    SALES AND MARKETING. Sales and marketing expenditures were $1,193,000 and $975,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of 22%. The increase was primarily due to the Company's continued emphasis on the expansion of its sales and marketing activities. Sales and marketing expenditures as a percentage of revenues for the three months ended December 31, 1998 and 1997 were 22% and 18%, respectively.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $2,052,000 and $1,994,000 for the three months ended December 31, 1998 and 1997, respectively, representing a increase of 3%. Product development expenditures as a percentage of revenues for the three months ended December 31, 1998 and 1997 was 38% for each period. As mentioned above, during the fourth quarter of fiscal 1998, the Company's management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of cost of revenues. Costs associated with implementation, customer support, amortization of capitalized software and third party hardware and software continue to be classified as cost of revenues. All prior periods in this filing have been reclassified on the same basis. The Company believes that product development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

    The Company capitalized $684,000 and $165,000 of product development costs in the three months ended December 30, 1998 and 1997, respectively. Capitalized product development expenditures as a percentage of total product development expenditures were 25% and 8% for the three months ended December 31, 1998 and 1997, respectively. The increase in the percentage of product development costs capitalized is due primarily to the development of major releases of DIAMOND-TM-.

    INTEREST INCOME AND EXPENSE. Interest income, net of interest expense, was $112,000 and $122,000 for the three months ended December 31, 1998 and 1997, respectively. The decrease in interest income, net of expense, was primarily due to a decrease in cash reserves invested. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $1,000 and $0 for the three months ended December 31, 1998 and 1997 respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $302,000 and $1,305,000 during the three months ended December 31, 1998 and 1997, respectively. The decrease in cash used by operating activities, as compared to the prior period, resulted primarily from an increase in unearned revenue including cash received in connection with the signing of a major contract in the first quarter of fiscal year 1999.

    Net cash used in investing activities was $833,000 and $498,000 during the three months ended December 31, 1998 and 1997, respectively, and consisted primarily of capitalization of software development costs.

    Net cash provided by financing activities was $34,000 and $4,000 during the three months ended December 31, 1998 and 1997, respectively, consisting primarily of proceeds from the exercise of common stock warrants.

    As of December 31, 1998 and 1997, the Company had cash and cash equivalents in the amounts of $8,338,000 and $9,396,000, respectively. The company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

YEAR 2000 ISSUES

    STATE OF READINESS-Because many computer programs and embedded computer chips are unable to distinguish between the year 1900 and the year 2000, the Company has executed a plan to analyze, and if necessary, correct problems which may occur as a result of the Year 2000 date change. The Year 2000 Project (The Project) began by categorizing potential issues into four groups: the Company's software developed for sale (DIAMOND-TM- 950C/S and DIAMOND-TM- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company.

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

    During the last fiscal year, the Company communicated its state of readiness to address Year 2000 issues to its clients. Clients were also notified of the Company's ability to correct any issues associated with a Year 2000 problem in the Company's software. Clients were also informed that their other hardware and software systems may have unresolved issues relating to the Year 2000 problem which may adversely affect the operation of the Company's DIAMOND-TM- software, even though the Company has resolved its own problems.

    COSTS TO ADDRESS THE ISSUES-As of December 31, 1998, the Company had not separately tracked costs related to the Year 2000 problem, since the analysis phase for the Company's DIAMOND-TM- software coincided with the testing and quality assurance phase of the Company's general releases. However, based on an estimate of the amount of time incurred by the Company's analysis team, costs related to the Year 2000 problem have, to date, not been material and have not been capitalized by the Company.

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

    RISKS OF THE COMPANY'S YEAR 2000 ISSUES-The Company's Year 2000 project is ongoing. The Company's and its client's normal business activities and operations could be adversely affected by the Year 2000 problem. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its clients, the Company is unable to determine at this time whether the consequences of the potential Year 2000 failure(s) would have a material adverse impact on the Company's results of operations, liquidity or financial condition. If the Company's DIAMOND-TM-products, its internal systems or its clients systems fail or experience significant difficulties related to the Year 2000 problem then the Company's results of operations, liquidity or financial condition could be materially adversely affected.

    CONTINGENCY PLAN-The Company does not currently have a contingency plan in place. Should there be Year 2000 problems still remaining in the Company's software developed for sale (DIAMOND-TM- 950C/S and DIAMOND-TM- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company, the Company intends to prioritize requests, based on severity, and correct the related problem.

    "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Such risks and uncertainties include the Company's dependence on a single product line; the dynamic nature of the market in which the company's product line competes; variability of operating results due to the long sales cycle and implementation period of the company's products; continued market acceptance of the Company's products; development of new products and enhancements of the current product; dependence of the Company's results of operations on certain large customers; the Company's ability to attract and retain qualified personnel; intense competition and other risks described in the Company's other Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.30      License, Implementation and Support agreements, dated December 31,
             1998 between Registrant and California Physicians' Service d.b.a.
             Blue Shield of California+
11.1       Statement re: computation of earnings per share

(b) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

------------------------

+ Confidential treatment has been requested with respect to portions of this exhibit.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEALTH SYSTEMS DESIGN CORPORATION

Date: February 12, 1999         By:           /s/ RUSSELL J. HARRISON
                                     -----------------------------------------
                                                Russell J. Harrison
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ STEVEN L. MOORE
                                     -----------------------------------------
                                                  Steven L. Moore
                                              CHIEF FINANCIAL OFFICER

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS

EXHIBIT                                                   DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
10.30      License, Implementation and Support agreements, dated December 31, 1998 between Registrant and California
           Physicians' Services d.b.a. Blue Shield of California +
11.1       Computation of net loss per share

------------------------

+ Confidential treatment has been requested with respect to portions of this exhibit.