Form 10-Q
period 1999-03-31
HEALTH SYSTEMS DESIGN CORP
filed 1999-05-17
CIK 1005697

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 6,707,071 shares of common stock outstanding as of April 30, 1999.

    Exhibit index is located on page 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION
                                     INDEX

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets--March 31, 1999 and September 30, 1998....    2
         Consolidated Statements of Operations--Three and Six months ended
           March 31, 1999 and 1998.............................................    3
         Consolidated Statements of Cash Flows--Six months ended March 31, 1999
           and 1998............................................................    4
         Notes to Consolidated Financial Statements............................    5
  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................    7

PART II.  OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders...................  12
  Item 6. Exhibits and Reports on Form 8-K......................................  12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                                   MARCH 31,        SEPTEMBER 30,
                                                                                     1999               1998
                                                                                  -----------     -----------------
                                                                                  (UNAUDITED)
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.....................................................    $10,488          $     9,440
  Accounts receivable, net of allowance for doubtful accounts of $550 at March
    31, 1999, and $525 at September 30, 1998, respectively......................      5,346                5,646
  Unbilled revenue..............................................................      1,596                2,405
  Prepaid expenses..............................................................        530                  384
                                                                                  -----------            -------
    Total current assets........................................................     17,960               17,875
                                                                                  -----------            -------
Property and equipment:
  Computer equipment............................................................      3,852                3,740
  Office furniture and other....................................................      1,449                1,407
                                                                                  -----------            -------
    Total property and equipment................................................      5,301                5,147
    Less: Accumulated depreciation..............................................     (2,919)              (2,299)
                                                                                  -----------            -------
    Net property and equipment..................................................      2,382                2,848
                                                                                  -----------            -------
Deposits and other assets.......................................................        563                  118
                                                                                  -----------            -------
Software development costs, net of accumulated amortization of $591 at March 31,
  1999 and $99 at September 30, 1998, respectively..............................      3,165                2,787
                                                                                  -----------            -------
    Total assets................................................................    $24,070          $    23,628
                                                                                  -----------            -------
                                                                                  -----------            -------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................    $ 1,132          $     1,137
  Accrued liabilities...........................................................      1,828                2,171
  Unearned revenue..............................................................      4,622                2,728
                                                                                  -----------            -------
    Total current liabilities...................................................      7,582                6,036
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized, none
    outstanding.................................................................         --                   --
  Common stock, $.001 par value, 20,000,000 shares authorized, 6,707,071 and
    6,673,307 shares issued and outstanding at March 31, 1999 and September 30,
    1998, respectively..........................................................          7                    7
  Additional paid-in capital....................................................     24,073               23,986
  Treasury stock, 2,054 shares..................................................        (29)                 (29)
  Deferred compensation.........................................................        (20)                 (28)
  Retained deficit..............................................................     (7,543)              (6,344)
                                                                                  -----------            -------
  Total stockholders' equity....................................................     16,488               17,592
                                                                                  -----------            -------
    Total liabilities and stockholders' equity..................................    $24,070          $    23,628
                                                                                  -----------            -------
                                                                                  -----------            -------

                       HEALTH SYSTEMS DESIGN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   THREE MONTHS
                                                                                      ENDED       SIX MONTHS ENDED
                                                                                    MARCH 31,        MARCH 31,
                                                                                  --------------  ----------------
                                                                                   1999    1998    1999     1998
                                                                                  ------  ------  -------  -------
Revenues:
  System sales..................................................................  $6,377  $5,679  $10,831  $10,225
  Services and other............................................................   1,408     762    2,335    1,507
                                                                                  ------  ------  -------  -------
    Total revenues..............................................................   7,785   6,441   13,166   11,732
Cost of revenues................................................................   2,469   1,643    4,672    3,368
                                                                                  ------  ------  -------  -------
    Gross margin................................................................   5,316   4,798    8,494    8,364
                                                                                  ------  ------  -------  -------
Operating expenses:
  General and administrative....................................................   1,387   2,040    2,857    3,913
  Sales and marketing...........................................................   1,345   1,199    2,538    2,175
  Product development...........................................................   2,442   2,031    4,494    4,024
                                                                                  ------  ------  -------  -------
    Total operating expenses....................................................   5,174   5,270    9,889   10,112
                                                                                  ------  ------  -------  -------
      Income (loss) from operations.............................................     142    (472)  (1,395)  (1,748)
Interest, net...................................................................      97     108      209      230
                                                                                  ------  ------  -------  -------
      Income (loss) before provision for income taxes...........................     239    (364)  (1,186)  (1,518)
Provision for income taxes......................................................      12      34       13       34
                                                                                  ------  ------  -------  -------
Net income (loss)...............................................................  $  227  $ (398) $(1,199) $(1,552)
                                                                                  ------  ------  -------  -------
                                                                                  ------  ------  -------  -------
Net income (loss) per share--basic and diluted..................................  $ 0.03  $ (.06) $ (0.18) $ (0.24)
                                                                                  ------  ------  -------  -------
                                                                                  ------  ------  -------  -------
Weighted average common shares outstanding:
  Basic.........................................................................   6,704   6,545    6,690    6,540
                                                                                  ------  ------  -------  -------
                                                                                  ------  ------  -------  -------
  Diluted.......................................................................   6,754   6,545    6,690    6,540
                                                                                  ------  ------  -------  -------
                                                                                  ------  ------  -------  -------

                       HEALTH SYSTEMS DESIGN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1999       1998
                                                                            ---------  ---------
Cash flows from operating activities:
  Net loss................................................................  $  (1,199) $  (1,552)
  Adjustments to reconcile net loss to net cash and cash equivalents
Provided by operating activities:
    Allowance for doubtful accounts.......................................         25        332
    Depreciation and amortization.........................................      1,142        679
    Loss on sale of assets................................................          8        179
    Changes in current assets and liabilities:
      Accounts receivable.................................................        275        119
      Unbilled revenue....................................................        809     (1,432)
      Prepaid expenses....................................................       (146)       (87)
      Accounts payable....................................................         (5)      (423)
      Accrued liabilities.................................................       (343)       707
      Unearned revenue....................................................      1,894      1,571
                                                                            ---------  ---------
        Net cash provided by operating activities.........................      2,460         93
                                                                            ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.....................................       (259)      (783)
  Proceeds from sale of property and equipment............................         75         19
  Capitalization of software development costs............................       (870)      (927)
  Deposits and other assets...............................................       (445)         5
                                                                            ---------  ---------
    Net cash used in investing activities.................................     (1,499)    (1,686)
                                                                            ---------  ---------
Cash flows from financing activities:
  Proceeds from exercise of warrants......................................         25         --
  Proceeds from issuance of common stock to employees.....................         53         --
  Proceeds from exercise of common stock options..........................          9         21
                                                                            ---------  ---------
    Net cash provided by financing activities.............................         87         21
                                                                            ---------  ---------
    Net increase (decrease) in cash and cash equivalents..................      1,048     (1,572)
Cash and cash equivalents at beginning of period..........................      9,440     11,195
                                                                            ---------  ---------
Cash and cash equivalents at end of period................................  $  10,488  $   9,623
                                                                            ---------  ---------
                                                                            ---------  ---------
Supplemental disclosure of cash flow information:
    Taxes paid............................................................  $      13  $      34

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1998 included in the Company's Form 10-K Annual Report.

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

                       HEALTH SYSTEMS DESIGN CORPORATION

                                 MARCH 31, 1999

2. REVENUE RECOGNITION (CONTINUED)
    Implementation, consulting and training fees are billed either on an hourly or a monthly basis and are recognized as services are rendered. Third party software and hardware are typically billed and recognized as revenue when delivered to the end user.

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

4. ADOPTION OF NEW ACCOUNTING STANDARDS

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

    The Company's revenues are derived from licensing DIAMOND-TM-products, providing the associated implementation, product enhancements, post-contract support, consulting services, reselling hardware and third party products and training services. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes DIAMOND-TM- 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system. The Company's ability to make individual system sales in a particular period will significantly impact its financial performance in future periods. As the Company has pursued larger system sales (DIAMOND-TM- 950C/S), it has seen and expects to continue to see variability in the recognition of system sales revenue. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes DIAMOND-TM- 725 license revenue upon shipment of the software to end users. Implementation, post-contract support, consulting fees and training are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party products are typically billed and recognized as revenues when delivered to the client.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $7,785,000 and $6,441,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 21%. Total revenues were $13,166,000 and $11,732,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of 12%. Two customers accounted for approximately 59% and 46% of total revenues for the 3 months and six months ended March 31, 1999, respectively. Blue Shield of California represented 43% and 28%, while Kaiser Permanente represented 16% and 18% of total revenues for the three and six months ended March 31, 1999, respectively.

    SYSTEM SALES. System sales revenues were $6,377,000 and $5,679,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 12%. System sales revenues were $10,831,000 and $10,225,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of 6%. The increase in system sales revenue is due primarily to DIAMOND-TM-950C/S license revenue recognized.

    SERVICES AND OTHER. Services and other revenues were $1,408,000 and $762,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 85%. Services and other revenues were $2,335,000 and $1,507,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of 55%. The increase in services and other revenues was due primarily to an increase in consulting fees resulting from a major contract and an increase in support fees resulting from the Company's larger installed customer base.

    COST OF REVENUES. Cost of revenues was $2,469,000 and $1,643,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 50%. Cost of revenues was $4,672,000 and $3,368,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of 39%. Cost of revenues increased from 26% of total revenues in the three months ended March 31, 1998 to

32% of total revenues in the three months ended March 31, 1999 and from 29% of total revenues in the six months ended March 31, 1998 to 35% of total revenues in the six months ended March 31, 1999. No long-term trend should be implied from either of these period to period comparisons. Compared to the growth in revenue, cost of revenues increased primarily due to the personnel costs associated with the significant increase in revenues related to services discussed above. The cost of revenues as a percentage of total revenues is dependent on the mix of license, service, and third party software and hardware revenues, and may fluctuate over time as this mix changes. During the fourth quarter of fiscal 1998, the Company's management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of costs of revenues. Costs associated with implementation, customer support, consulting and training services, amortization of capitalized software and third party hardware and software continue to be classified as cost of revenues. Corresponding periods in this filing have been reclassified on the same basis.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,387,000 and $2,040,000 for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 32%. General and administrative expenditures were $2,857,000 and $3,913,000 for the six months ended March 31, 1999 and 1998, respectively, representing a decrease of 27%. The decrease was due in part to an allowance for doubtful accounts and a loss on the retirement of equipment recorded in the period ended March 31, 1998. General and administrative expenses include the salaries and benefits associated with general management, finance and administration and allocated facilities costs. General and administrative expenditures as a percentage of total revenues for the three and six months ended March 31, 1999 were 18% and 22%, respectively, compared to 32% and 33% for the three and six months ended March 31, 1998, respectively, primarily due to the decrease in general and administrative expenses in absolute dollars.

    SALES AND MARKETING. Sales and marketing expenditures were $1,345,000 and $1,199,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 12%. Sales and marketing expenditures were $2,538,000 and $2,175,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of 17%. The increase in sales and marketing expenditures was primarily due to the Company's continued emphasis on the expansion of its sales and marketing activities. Sales and marketing expenditures as a percentage of revenues for the three and six months ended March 31, 1999 were 17% and 19%, respectively compared to 19% for the three and six months ended March 31, 1998.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $2,442,000 and $2,031,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 20%. Product development expenditures, net of software capitalization, were $4,494,000 and $4,024,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of 12%. The increase in product development expenditures, net of software capitalization, was due to the decrease in capitalized software costs as described below. Product development expenditures, net of software capitalization, as a percentage of revenues for the three and six months ended March 31, 1999 were 31% and 34%, respectively compared to 32% and 34% for the three and six months ended March 31, 1998, respectively. As mentioned above, during the fourth quarter of fiscal 1998, the Company's management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of cost of revenues. Costs associated with implementation, customer support, amortization of capitalized software and third party hardware and software continue to be classified as cost of revenues. All prior periods in this filing have been reclassified on the same basis. The Company believes that product development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

    The Company capitalized $186,000 and $762,000 of product development costs in the three months ended March 31, 1999 and 1998, respectively and $870,000 and $927,000 of product development costs in the six months ended March 31, 1999 and 1998, respectively. Capitalized product development expenditures as a percentage of total product development expenditures were 7% and 27% for the three months ended March 31, 1999 and 1998, respectively, and 16% and 19% for the six months ended March 31, 1999 and 1998, respectively. The decrease in product development costs capitalized is due primarily to the stage of development of major releases. The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers.

    INTEREST, NET. Interest income, net of interest expense, was $97,000 and $108,000 for the three months ended March 31, 1999 and 1998, respectively. Interest income, net of interest expense, was $209,000 and $230,000 for the six months ended March 31, 1999 and 1998, respectively. The decrease in interest income, net of expense, was primarily due to a decrease in rates earned on cash reserves invested. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $13,000 and $34,000 for the six months ended March 31, 1999 and 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $2,460,000 and $93,000 during the six months ended March 31, 1999 and 1998, respectively. The increase in cash provided by operating activities, as compared to the prior period, resulted primarily from depreciation, an increase in unearned revenue and a decrease in unbilled revenue.

    Net cash used in investing activities was $1,499,000 and $1,686,000 during the six months ended March 31, 1999 and 1998, respectively, and consisted primarily of capitalization of software development costs and purchases of property and equipment, as well as security deposits during the current period.

    Net cash provided by financing activities was $87,000 and $21,000 during the six months ended March 31, 1999 and 1998, respectively, consisting primarily of proceeds from the issuance of common stock to employees.

    As of March 31, 1999 and 1998, the Company had cash and cash equivalents in the amounts of $10,488,000 and $9,623,000, respectively. The company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

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

    The Project for DIAMOND-TM- 950C/S and DIAMOND-TM- 725 began early in fiscal 1997. As a result of the Company's analysis and testing, the Company believes the most current releases of DIAMOND-TM- software products are Year 2000 Compliant. The Company defines the term "Year 2000 Compliant" to mean that the software will not: (a) cease to perform due solely to a change in date to or after January 1, 2000, nor (b) generate incorrect or ambiguous data or results with respect to same-century and/or multi-century formulas, functions, date values, and date data interfaces. The Company continues to further examine current products, new releases for such products, as well as new products and releases through testing and code reviews. The Company offers Year 2000 compliant releases at no charge to customers who are under current support agreements. Other customers may request and pay a fee for these Year 2000 compliant releases.

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

    COSTS TO ADDRESS THE ISSUES--As of March 31, 1999, the Company had not separately tracked costs related to the Year 2000 problem, since the analysis phase for the Company's DIAMOND-TM- software coincided with the testing and quality assurance phase of the Company's general releases. However, based on an estimate of the amount of time incurred by the Company's analysis team, costs related to the Year 2000 problem have, to date, not been material and have not been capitalized by the Company.

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

    RISKS OF THE COMPANY'S YEAR 2000 ISSUES--The project is ongoing. The Company's and its client's normal business activities and operations could be adversely affected by the Year 2000 problem. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its clients, the Company is unable to determine at this time whether the consequences of the potential Year 2000 failure(s) would have a material adverse impact on the Company's results of operations, liquidity or financial condition. If the Company's DIAMOND-TM-products, the third party hardware and software its sells, its internal systems or its clients systems fail or experience significant difficulties related to the Year 2000 problem then the Company's results of operations, liquidity or financial condition could be materially adversely affected.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on March 23, 1999.

(b) The following directors were elected at the meeting:

      Russell J. Harrison

      Richard C. Auger
       Catherine C. Roth
       Christopher J. Herron
       J. Mathew Mackowski
       Arthur M. Southam, M.D.

    The foregoing constitute all members of the Board of Directors of the Company.

(c) At the annual meeting, the shareholders voted to approve a proposal to amend the 1996 Omnibus Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 150,000.

    Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                                                            AGAINST OR
                                                                   FOR       WITHHELD      ABSTENTIONS    BROKER NON- VOTES
                                                                ----------  -----------  ---------------  -----------------
PROPOSAL TO AMEND THE 1996 OMNIBUS EQUITY INCENTIVE PLAN......   6,062,673     215,097            200                --

                                                                  FOR NOMINEE    INSTRUCTED     WITHHELD FROM NOMINEE
                                                                  ------------  -------------  -----------------------
ELECTION OF DIRECTORS:
  RUSSELL J. HARRISON...........................................    6,275,270           300               2,700
  RICHARD C. AUGER..............................................    6,275,270           300               2,700
  CATHERINE C. ROTH.............................................    6,275,270           300               2,700
  CHRISTOPHER J. HERRON.........................................    6,275,270           300               2,700
  J. MATTHEW MACKOWSKI..........................................    6,274,970           300               3,000
  ARTHUR M. SOUTHAM, M.D........................................    6,275,170           300               2,800

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.3.3 Amendment No. 3 to the Health Systems Design Corporation 1996 Omnibus Equity Incentive Plan dated January 28, 1999

      11.1  Statement re: net income (loss) per share

(b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HEALTH SYSTEMS DESIGN CORPORATION

Date: May 17, 1999                            By:                 /s/ RUSSELL J. HARRISON
                                                         ----------------------------------------
                                                                    Russell J. Harrison
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                              By:                   /s/ STEVEN L. MOORE
                                                         ----------------------------------------
                                                                      Steven L. Moore
                                                                  CHIEF FINANCIAL OFFICER

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS

  EXHIBIT                                                   DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------------
    10.3.3   Amendment No. 3 to the Health Systems Design Corporation 1996 Omnibus Equity Incentive Plan dated
               January 28, 1999
      11.1   Computation of net income (loss) per share