Form 10-Q
period 1999-06-30
HEALTH SYSTEMS DESIGN CORP
filed 1999-08-16
CIK 1005697

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                    1111 BROADWAY, OAKLAND, CALIFORNIA 94607
              (Address of principal executive offices) (Zip code)

                                 (510) 251-1330
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 6,722,471 shares of common stock outstanding as of July 31, 1999.

    Exhibit index is located on page 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets--June 30, 1999 and September 30, 1998..........................           2

                Consolidated Statements of Operations--Three and nine months ended June 30, 1999 and
                  1998.....................................................................................           3

                Consolidated Statements of Cash Flows--Nine months ended June 30, 1999 and 1998............           4

                Notes to Consolidated Financial Statements.................................................           5

    Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......           7

PART II. OTHER INFORMATION

    Item 5.     Other Information..........................................................................          12

    Item 6.     Exhibits and Reports on Form 8-K...........................................................          12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30,   SEPTEMBER 30,
                                                                                            1999         1998
                                                                                          ---------  -------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.............................................................  $   9,482    $   9,441
  Accounts receivable, net of allowance for doubtful accounts of $550 at June 30, 1999,
    and $525 at September 30, 1998, respectively........................................      5,557        5,646
  Unbilled revenue......................................................................      2,228        2,405
  Prepaid expenses......................................................................        423          384
                                                                                          ---------  -------------
    Total current assets................................................................     17,690       17,876
                                                                                          ---------  -------------
Property and equipment:
  Computer equipment....................................................................      4,077        3,740
  Office furniture and other............................................................      2,287        1,407
                                                                                          ---------  -------------
    Total property and equipment........................................................      6,364        5,147
    Less: Accumulated depreciation......................................................     (3,251)      (2,300)
                                                                                          ---------  -------------
    Net property and equipment..........................................................      3,113        2,847
                                                                                          ---------  -------------
Deposits and other assets...............................................................        506          118
                                                                                          ---------  -------------
Software development costs, net of accumulated amortization of $910 at June 30, 1999 and
  $99 at September 30, 1998, respectively...............................................      3,485        2,787
                                                                                          ---------  -------------
    Total assets........................................................................  $  24,794    $  23,628
                                                                                          ---------  -------------
                                                                                          ---------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $   1,295    $   1,137
  Accrued liabilities...................................................................      2,351        2,171
  Unearned revenue......................................................................      4,190        2,728
                                                                                          ---------  -------------
    Total current liabilities...........................................................      7,836        6,036
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding.......         --           --
  Common stock, $.001 par value, 20,000,000 shares authorized, 6,722,471 and 6,673,307 shares issued and outstanding at June 30, 1999 and September 30, 1998,
    respectively........................................................................          7            7
  Additional paid-in capital............................................................     24,092       23,986
  Treasury stock, 2,054 shares..........................................................        (29)         (29)
  Deferred compensation.................................................................        (16)         (28)
  Retained deficit......................................................................     (7,096)      (6,344)
                                                                                          ---------  -------------
  Total stockholders' equity............................................................     16,958       17,592
                                                                                          ---------  -------------
    Total liabilities and stockholders' equity..........................................  $  24,794    $  23,628
                                                                                          ---------  -------------
                                                                                          ---------  -------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                 JUNE 30,              JUNE 30
                                                                           --------------------  --------------------
                                                                             1999       1998       1999       1998
                                                                           ---------  ---------  ---------  ---------
Revenues:
  System sales...........................................................  $   6,608  $   5,991  $  17,438  $  16,216
  Services and other.....................................................      1,220      1,068      3,556      2,575
                                                                           ---------  ---------  ---------  ---------
    Total revenues.......................................................      7,828      7,059     20,994     18,791
Cost of revenues.........................................................      2,965      1,656      7,637      5,024
                                                                           ---------  ---------  ---------  ---------
    Gross margin.........................................................      4,863      5,403     13,357     13,767
                                                                           ---------  ---------  ---------  ---------
Operating expenses:
  General and administrative.............................................      1,252      1,876      4,109      5,789
  Sales and marketing....................................................      1,089      1,143      3,627      3,318
  Product development (net of software capitalization)...................      2,149      2,109      6,643      6,133
                                                                           ---------  ---------  ---------  ---------
    Total operating expenses.............................................      4,490      5,128     14,379     15,240
                                                                           ---------  ---------  ---------  ---------
      Income (loss) from operations......................................        373        275     (1,022)    (1,473)
Interest, net............................................................         96        105        305        335
                                                                           ---------  ---------  ---------  ---------
      Income (loss) before provision for income taxes....................        469        380       (717)    (1,138)
Provision for income taxes...............................................         22         86         35        120
                                                                           ---------  ---------  ---------  ---------
Net income (loss)........................................................  $     447  $     294  $    (752) $  (1,258)
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

Net income (loss) per share--basic and diluted...........................  $    0.07  $    0.04  $   (0.11) $   (0.19)
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

Weighted average common shares outstanding:
  Basic..................................................................      6,713      6,607      6,698      6,566
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

  Diluted................................................................      6,753      6,826      6,698      6,566
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                     JUNE 30
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net loss...................................................................................  $    (752) $  (1,258)
  Adjustments to reconcile net loss to net cash and cash equivalents
Provided by operating activities:
  Allowance for doubtful accounts............................................................         25        332
  Depreciation and amortization..............................................................      1,796      1,049
  Loss on sale of assets.....................................................................          8        175
  Changes in current assets and liabilities:
    Accounts receivable......................................................................         64       (180)
    Unbilled revenue.........................................................................        177     (1,570)
    Prepaid expenses.........................................................................        (39)        68
    Accounts payable.........................................................................        158       (417)
    Accrued liabilities......................................................................        180        379
    Unearned revenue.........................................................................      1,462      1,493
                                                                                               ---------  ---------
      Net cash provided by operating activities..............................................      3,079         71
                                                                                               ---------  ---------

Cash flows from investing activities:
  Purchases of property and equipment........................................................     (1,322)      (829)
  Proceeds from sale of property and equipment...............................................         75         19
  Capitalization of software development costs...............................................     (1,509)    (1,622)
  Deposits and other assets..................................................................       (388)         9
                                                                                               ---------  ---------
    Net cash used in investing activities....................................................     (3,144)    (2,423)
                                                                                               ---------  ---------

Cash flows from financing activities:
  Proceeds from exercise of warrants.........................................................         25         --
  Proceeds from issuance of common stock to employees........................................         53         --
  Proceeds from exercise of common stock options.............................................         28        909
                                                                                               ---------  ---------
    Net cash provided by financing activities................................................        106        909
                                                                                               ---------  ---------
    Net increase (decrease) in cash and cash equivalents.....................................         41     (1,443)
Cash and cash equivalents at beginning of period.............................................      9,441     11,195
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $   9,482  $   9,752
                                                                                               ---------  ---------
                                                                                               ---------  ---------

Supplemental disclosure of cash flow information:
  Taxes paid.................................................................................  $      25  $     120

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1998 included in the Company's Form 10-K Annual Report.

2. REVENUE RECOGNITION

    The Company licenses its internally developed software products and other software products to healthcare organizations directly to end-users and indirectly through remarketers, under the terms of product license contracts. The Company also generates revenues from sales of implementation services, fees for product enhancement, post-contract support, consulting services and reselling hardware and third party products, and training services performed for customers who license the Company's products. Contracts with customers could be terminated under certain circumstances and revenues recognized could be refundable upon termination in certain cases, including breach of contract. The termination of significant customer contracts could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

    The Company generally recognizes DIAMOND-TM- enhancement revenues on a percentage-of-completion basis based on the labor hours required to complete the applicable release project.

    Post-contract support services are billed on a monthly basis. Customers who purchase post-contract support services under maintenance agreements have the right to receive unspecified product updates and upgrades. Customers that do not purchase post-contract support must purchase product updates and upgrades under separate agreements that are subject to the criteria of the Company's revenue recognition

                       HEALTH SYSTEMS DESIGN CORPORATION

                                 JUNE 30, 1999

2. REVENUE RECOGNITION (CONTINUED)
policy. Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included at no cost or at a discount in a license agreement, such amounts are recorded at their fair market value based on the value established by independent sale of such post-contract support services to customers and license fee revenue is correspondingly reduced.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company accounts for capitalized software costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years. The Company recorded amortization of $319,000 and $71,000 for three months ended June 30, 1999 and 1998, respectively and $810,000 and $157,000 for the nine months ended June 30, 1999 and 1998.

4. ADOPTION OF NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters beginning after June 15, 2000. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides managed care information systems software to payors and providers of managed care products and services. The Company's principal product line, DIAMOND-TM- consists of DIAMOND-TM- 725 and DIAMOND-TM- 950C/S. The DIAMOND-TM- products enable the Company's customers to manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services for accurate provider reimbursement, risk pool accounting and health care cost management.

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

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $7,828,000 and $7,059,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 11%. Total revenues were $20,994,000 and $18,791,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of 12%. Two customers accounted for approximately 66% and 53% of total revenues for the three months and nine months ended June 30, 1999, respectively. Blue Shield of California represented 54% and 38%, while Kaiser Permanente represented 12% and 15% of total revenues for the three and nine months ended June 30, 1999, respectively.

    SYSTEM SALES. Systems sales revenues consist of license fees for the Company's products, implementation and enhancement fees, and revenues associated with reselling third-party software and hardware. System sales revenues were $6,608,000 and $5,991,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 10%. System sales revenues were $17,438,000 and $16,216,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of 8%. The increase in system sales revenue is due primarily to DIAMOND-TM- 950C/S license and implementation revenue recognized. However, this increase was partially offset by a $343,000 net adjustment to product enhancement revenues resulting from a reorganization of a project which increased the estimated labor hours to complete that project.

    SERVICES AND OTHER. Services and other revenues are comprised of system support, consulting and training revenues. Services and other revenues were $1,220,000 and $1,068,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 14%. Services and other revenues were $3,556,000 and $2,575,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of 38%. The increase in services and other revenues was due primarily to an increase in consulting fees resulting from a major contract and an increase in support fees resulting from the Company's larger installed customer base.

    COST OF REVENUES. Cost of revenues was $2,965,000 and $1,656,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 79%. Cost of revenues was $7,637,000 and $5,024,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of 52%. Cost of revenues increased from 23% of total revenues in the three months ended June 30, 1998 to 38% of total revenues in the three months ended June 30, 1999. Cost of revenues increased from 27% of total revenues in the nine months ended June 30, 1998 to 36% of total revenues in the nine months ended June 30, 1999. No long-term trend should be implied from either of these period to period comparisons. Compared to the growth in revenue, cost of revenues increased primarily due to amortization expense and the personnel costs associated with the significant increase in revenues related to services discussed above. The cost of revenues as a percentage of total revenues is dependent on the revenue mix and may fluctuate over time. During the fourth quarter of fiscal 1998, the Company's management decided to revise its expense classifications to be more consistent with industry standards. This decision resulted in certain product engineering costs being included in product development instead of costs of revenues. Costs associated with implementation, customer support, consulting and training services, amortization of capitalized software and third party hardware and software continue to be classified as cost of revenues. Corresponding periods in this filing have been reclassified on the same basis.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,252,000 and $1,876,000 for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 33%. General and administrative expenditures were $4,109,000 and $5,789,000 for the nine months ended June 30, 1999 and 1998, respectively, representing a decrease of 29%. The decrease was due in part to allowances made for doubtful accounts and impaired assets booked during the prior comparable period, as well as a decrease in management consulting fees. General and administrative expenses include the salaries and benefits associated with general management, finance and administration and allocated facilities costs. General and administrative expenditures as a percentage of total revenues for the three and nine months ended June 30, 1999 were 16% and 20%, respectively, compared to 27% and 31% for the three and nine months ended June 30, 1998, respectively, primarily due to the decrease in general and administrative expenses in absolute dollars.

    SALES AND MARKETING. Sales and marketing expenditures were $1,089,000 and $1,143,000 for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 5%. Sales and marketing expenditures were $3,627,000 and $3,318,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of 9%. The changes in sales and marketing expenditures quarter to quarter and year over year were primarily due to the timing of commissions and marketing activities. Sales and marketing expenditures as a percentage of revenues for the three and nine months ended June 30, 1999 were 14% and 17%, respectively compared to 16% and 18% for the three and nine months ended June 30, 1998.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $2,149,000 and $2,109,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 2%. Product development expenditures, net of software capitalization, were $6,643,000 and $6,133,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of 8%. The increase in product development expenditures, net of software capitalization, was due in part to a one-time third party development fee, partially offset by an increase in software costs capitalized in the three months ended June 30, 1999. Product development expenditures, net of software capitalization, as a percentage of revenues for the three and nine months ended June 30, 1999 were 27% and 32%, respectively compared to 30% and 33% for the three and nine months ended June 30, 1998, respectively.

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

    The Company capitalized $869,000 and $696,000 of product development costs in the three months ended June 30, 1999 and 1998, respectively and $1,739,000 and $1,623,000 of product development costs in the nine months ended June 30, 1999 and 1998, respectively. Capitalized product development expenditures as a percentage of total product development expenditures were 29% and 25% for the three months ended June 30, 1999 and 1998, respectively, and 21% for the nine months ended June 30, 1999 and 1998, respectively. The increase in product development costs capitalized, for the three months ended June 30, 1999, is due primarily to the stage of development of major releases. The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers.

    INTEREST, NET. Interest income, net of interest expense, was $96,000 and $105,000 for the three months ended June 30, 1999 and 1998, respectively. Interest income, net of interest expense, was $305,000 and $335,000 for the nine months ended June 30, 1999 and 1998, respectively. The decrease in interest income, net of expense, was primarily due to the amount of cash invested and a decrease in rates earned on cash reserves. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $22,000 and $86,000 for the three months ended June 30, 1999 and 1998, respectively. The provision for income taxes was $35,000 and $120,000 for the nine months ended June 30, 1999 and 1998, respectively. The decrease in the provision for income taxes was due to foreign sales in the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $3,079,000 and $71,000 during the nine months ended June 30, 1999 and 1998, respectively. The increase in cash provided by operating activities, as compared to the prior period, resulted primarily from depreciation and an increase in unbilled revenue.

    Net cash used in investing activities was $3,144,000 and $2,423,000 during the nine months ended June 30, 1999 and 1998, respectively. The increase in cash used by investing activities consisted primarily of capitalization of software development costs, purchases of marketable securities and purchases of property and equipment, as well as security deposits paid during the current period.

    Net cash provided by financing activities was $106,000 and $909,000 during the nine months ended June 30, 1999 and 1998, respectively. The decrease in cash provided by financing activities, was primarily due to fewer exercises of employee stock options during the current period.

    As of June 30, 1999 and 1998, the Company had cash and cash equivalents in the amounts of $9,482,000 and $9,752,000, respectively. The company believes that available funds and its cash flow from operations will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

YEAR 2000 ISSUES

    STATE OF READINESS. Because many computer programs and embedded computer chips are unable to distinguish between the year 1900 and the year 2000, the Company has executed a plan to analyze, and if necessary, correct problems which may occur as a result of the Year 2000 date change. The Year 2000 Project (the Project) began by categorizing potential issues into four groups: the Company's software developed for sale (DIAMOND-TM- 950C/S and DIAMOND-TM- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company.

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

    COSTS TO ADDRESS THE ISSUES. As of June 30, 1999, the Company had not separately tracked costs related to the Year 2000 problem, since the analysis phase for the Company's DIAMOND-TM- software coincided with the testing and quality assurance phase of the Company's general releases. However, based on an estimate of the amount of time incurred by the Company's analysis team, costs related to the Year 2000 problem have, to date, not been material and have not been capitalized by the Company.

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

    RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The project is ongoing. The Company's and its client's normal business activities and operations could be adversely affected by the Year 2000 problem. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its clients, the Company is unable to determine at this time whether the consequences of the potential Year 2000 failure(s) would have a material adverse impact on the Company's results of operations, liquidity or financial condition. If the Company's DIAMOND-TM- products, the third party hardware and software its sells, its internal systems or its clients systems fail or experience significant difficulties related to the Year 2000 problem then the Company's results of operations, liquidity or financial condition could be materially adversely affected.

    CONTINGENCY PLAN. The Company does not currently have a contingency plan in place. Should there be Year 2000 problems still remaining in the Company's software developed for sale (DIAMOND-TM- 950C/S. and DIAMOND-TM- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company, the Company intends to prioritize requests, based on severity, and correct the related problem.

    This is a Year 2000 Readiness Disclosure Statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On August 3, 1999, the Company issued a press release announcing the appointment of Arthur M. Southam, M.D. as president and interim chief executive officer.

    Dr. Southam succeeds Russell J. Harrison who is stepping down from his executive post with the Company, as well as from the Board of Directors.

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

                                HEALTH SYSTEMS DESIGN CORPORATION

Date: August 16, 1999           By:         /s/ ARTHUR M. SOUTHAM, M.D.
                                     -----------------------------------------
                                              Arthur M. Southam, M.D.
                                       PRESIDENT AND INTERIM CHIEF EXECUTIVE
                                                      OFFICER

                                By:             /s/ STEVEN L. MOORE
                                     -----------------------------------------
                                                  Steven L. Moore
                                              CHIEF FINANCIAL OFFICER

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      11.1   Computation of net income (loss) per share