Form 10-K
period 1999-09-30
HEALTH SYSTEMS DESIGN CORP
filed 1999-12-23
CIK 1005697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 0-27502.

                            ------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                                  94-3235734
 (State or other Jurisdiction                     (I.R.S. Employer
              of                               Identification Number)
Incorporation or Organization)

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

                                  COMMON STOCK

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of November 30, 1999, 6,730,858 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $15,416,791.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW. Health Systems Design Corporation (HSD or the Company) is a leading provider of health benefits information systems software to a broad range of organizations that administer health benefits. The Company's principal product line, DIAMOND-REGISTERED TRADEMARK-, consists of DIAMOND-REGISTERED TRADEMARK-725, and DIAMOND-REGISTERED TRADEMARK- 950C/S. In fiscal year 1999, DIAMOND-REGISTERED TRADEMARK- 950C/S was adapted for the IBM S/390 Parallel Enterprise Server and is currently offered on that hardware platform. The Company's principal software products, DIAMOND-REGISTERED TRADEMARK-, enable organizations to manage information about members, employer groups, providers, benefit plans, referrals and authorizations and health care services. DIAMOND-REGISTERED TRADEMARK- supports a wide range of administrative and financial transactions related to provider reimbursement, premium billing, customer service, patient care management and a variety of other functions. DIAMOND-REGISTERED TRADEMARK- products are distinctive for their ability to administer a wide variety of complex benefit and provider reimbursement arrangements for a wide range of clients some of whom are the largest health insurers in the country. DIAMOND-REGISTERED TRADEMARK-
950C/S is one of the first core administrative client/server products offered to the health benefits industry. HSD markets its products through its direct sales force as well as through remarketing agreements.

    The DIAMOND-REGISTERED TRADEMARK- products are UNIX and NT-based and operate on a variety of hardware platforms. While the products incorporate similar functionality, each is designed to meet the requirements of different types of health benefits organizations. DIAMOND-REGISTERED TRADEMARK- 725 provides a comprehensive solution for mid-size managed care organizations, whereas DIAMOND-REGISTERED TRADEMARK- 950C/S is designed for organizations seeking advanced technology, particularly larger organizations with high transaction requirements and more complex networks. HSD provides its customers with implementation, training, enhancement, support and other services to ensure that its customers maximize the benefits of the Company's
DIAMOND-REGISTERED TRADEMARK- products. A significant portion of the Company's revenues is derived from providing these services to its customers.

    Through strategic alliance relationships the Company delivers
DIAMOND-REGISTERED TRADEMARK- software in a variety of Application Service Provider (ASP) models. ASP partners such as Covation, IBM Global Services and SMS deliver DIAMOND-REGISTERED TRADEMARK- and a broad suite of services to a spectrum of customers.

    The Company was founded and incorporated in California in July 1988 to provide health benefits information systems to organizations that administer health benefits. In February 1996, the Company was reorganized as a Delaware holding company. Unless the context otherwise requires, references in this Form 10-K to HSD and the Company include both Health Systems Design Corporation, a Delaware corporation, and its wholly-owned subsidiary, Health Systems Design Corp., a California corporation. The Company's principal executive offices are located at 1111 Broadway, Oakland, California 94607, and its telephone number is
(510) 251-1330.

    Substantially all of the Company's operations are in one industry segment-developing and selling health benefits information systems. Therefore, no separate industry segment information is presented.

RECENT DEVELOPMENTS. On November 22, 1999, the Company issued a press release announcing that its Board of Directors has engaged the investment banking firm of BancBoston Robertson Stephens to explore strategic alternatives for the Company that will enhance stockholders' value.

    On August 3, 1999, the Company issued a press release announcing that Arthur
M. Southam, M.D., had been appointed as President and interim Chief Executive Officer, replacing Russell J. Harrison, who was stepping down. On November 29, 1999, Dr. Southam was appointed Chief Executive Officer by the Board of Directors.

INDUSTRY BACKGROUND. Health care costs and the cost of providing health benefits are higher in the United States than in any other country. The cost of care and benefits has risen progressively throughout the last several decades. Recent trends indicate that the rate of increase may be accelerating after a period of more modest increases during the 1995-1998 time frame. The need to reasonably control these costs is of major significance to government and private sector companies.

    Payors of health benefits such as employers, government, health insurers, health maintenance organizations (HMOs), Preferred Provider Organizations
(PPOs), third party administrators (TPAs) and other organizations have used, and will continue to use, a variety of strategies in response to increasing costs. These include: creative benefit designs, developing discounted contracts with extensive networks of providers, review of the medical appropriateness of services requested or provided, "care management" programs to identify and manage the care of high risk individuals, and other methods. In addition, some payors shift some or all of the financial risk for the cost of services to provider organizations through the use of per capita periodic payment methods ("capitation") and or the development of a variety of financial incentive or risk sharing programs.

    The administration of health benefit programs and the payment of health care providers have lagged far behind many other industries in the use of Electronic Data Interchange (EDI), electronic funds transfer and other technologies to improve efficiency and service. It is estimated that less than 40% of all health care claims payments use EDI. Also, the wide variety and rapid evolution of business practices and the lack of generally accepted administrative and technology conventions and protocols across the industry have contributed to its inefficiency and performance challenges. These factors result in financial inefficiencies, delays and low levels of consumer and provider satisfaction.

    Economic and competitive pressures on the health care industry and health benefit organizations combined with growing consumer, purchaser and regulatory concerns regarding quality of care and service are driving health benefit organizations to improve operations. In addition, the Health Insurance Portability and Accountability Act (HIPPA) and subsequent regulations establish standards and requirements related to confidentiality, electronic transmission of information and electronic transactions. HIPAA will require and stimulate investments in information technology systems that comply with regulatory requirements and take advantage of the ability to automate a significantly higher percentage of administrative, financial and clinical transactions. The use of more advanced information technology systems will play an important role in allowing organizations to respond successfully to these pressures.

    Administration of health benefit programs, provider reimbursement and many of the health care cost management strategies outlined above require highly specialized information technology systems that allow for the efficient and accurate administration of increasingly complex business requirements. Many existing technology systems were designed for traditional health insurance and provider reimbursement arrangements. Often they are not able to efficiently support capitation or innovative methods of provider compensation or care management. Many systems cannot support high levels of automated transaction processing. Due to the use of aging software and hardware technologies they may not be able to make effective use of the Internet as a vehicle to improve customer service and facilitate administrative and financial transactions. The Company's DIAMOND-REGISTERED TRADEMARK- products and the specialized services provided to support customers are designed to assist the complex and rapidly evolving administrative and technology requirements of a variety of health benefit organizations.

PRODUCTS. DIAMOND-REGISTERED TRADEMARK- 725 and DIAMOND-REGISTERED TRADEMARK-950C/S enable organizations to manage information about members, employer groups, providers, health plan and provider contracts, referrals and authorizations and health care services to support provider reimbursement, premium billing, customer service, patient care management and a variety of other functions. DIAMOND-REGISTERED TRADEMARK- products have the ability to administer a wide variety of complex benefit and provider reimbursement arrangements for a wide range of clients. The products accomplish these tasks through a series of integrated modules. Optional modules and third party products are made available to customers for an additional cost.

                     DIAMOND-REGISTERED TRADEMARK- MODULES

MODULE                                                          DESCRIPTION
------                                                          -----------
Members and Employer Groups..................  Supports enrollment processes
                                               Maintains eligibility, benefit and
                                               member-level provider assignment information
Batch Processing.............................  Allows batch processing of enrollment and claims data
Provider Contracting and Network               Defines and manages multiple provider
  Management.................................  networks and affiliations, and specific provider reimbursement arrangements
Authorizations...............................  Processes referrals, authorizations and hospital precertifications
                                               Interfaces with claims so that adjudication
                                               results can vary by authorization status
Claims Pricing and Adjudication..............  Calculates price for services rendered
                                               Applies benefits and eligibility information
                                               Applies duplicate checking and other
                                               transaction logic Interfaces with clinical
                                               editors
Capitation and Risk Pool Management..........  Calculates capitated reimbursement
                                               Debits budgeted dollars or funds based on
                                               utilization Applies stoploss limits
Accounts Payable.............................  Supports claims and capitation payables
Premium Billing and Accounts Receivable......  Supports premium billing and accounts receivable
Reporting....................................  Generates standard utilization and cost reporting Correspondence generation
                                               Supports AD HOC reporting
Customer Service.............................  Tracks communication and correspondence between a health plan and its customers
Medicaid and Medicare Interfaces.............  Interfaces to federal and state governments for eligibility information
                                               Manages capitated reimbursement for providers
                                               with Medicare contracts and Medicaid
                                               contracts (Medicaid Interface available only
                                               for DIAMOND-REGISTERED TRADEMARK- 725)

    DIAMOND-REGISTERED TRADEMARK- 725 is the Company's initial internally developed software product, and was introduced in 1992. It is a host based character system with a relational-like proprietary file system written in Basis International's business basic, BBx-Registered Trademark-. Serving a wide spectrum of both payer and provider based organizations, DIAMOND-REGISTERED TRADEMARK- 725 features extensive functionality and mature technology that offers a high degree of value in price and performance. The product runs on both UNIX and NT platforms and is offered for IBM, Hewlett-Packard and Sun Microsystems hardware.

    DIAMOND-REGISTERED TRADEMARK- 950C/S. In response to the technological shift to client/server computing, the Company introduced a second-generation product, DIAMOND-REGISTERED TRADEMARK- 950C/S, in 1995.
DIAMOND-REGISTERED TRADEMARK- 950C/S delivers mainstream technology, interoperability, flexibility, and the proven scalability needed by large health benefit organizations. The product architecture is a server-centric, two-tier client/server model using PowerBuilder for its presentation layer, Oracle's PL/SQL for the business logic and runs on the Oracle relational database. DIAMOND-REGISTERED TRADEMARK- 950C/S is offered on both Unix and OS/390 platforms and runs on IBM, Hewlett-Packard, Sun Microsystems, Sequent and other hardware.

    The Company believes the product provides a significant advantage for large health benefit organizations seeking to further their competitive position through the use of advanced technology. Additionally, DIAMOND-REGISTERED TRADEMARK- delivers the functionality, performance and scale necessary to manage the complex processing and very large databases characterized by today's large and sophisticated health care organizations.

    License fee levels for the Company's direct customers are determined by the number of users or number of members of the plan, with customers paying additional license and support fees as the number of licensed users or members increase.

IMPLEMENTATION, SERVICES AND SUPPORT. IMPLEMENTATION. HSD's implementation services consist primarily of analysis of the hardware, software, interfaces, networking, data conversion and personnel needs of its customers, installation and testing of the software and detailed, customer-specific training at the customers' sites. Implementation of DIAMOND-REGISTERED TRADEMARK- 725 generally ranges from four to six months. DIAMOND-REGISTERED TRADEMARK- 950C/S implementations are usually nine to twelve months in duration. Very large and complex customers may require a longer implementation time period.

EDUCATION SERVICES. HSD provides a comprehensive training program to its customers. Training classes are offered primarily through facilities in Oakland, California and Atlanta, Georgia. HSD also offers a wide spectrum of custom education services that are tailored to customer need.

SUPPORT. To ensure the most effective use of its products, HSD initially requires each of its direct customers to enter into a minimum 24-month support contract with the Company. The Company's software support services include rights to receive unspecified product updates, upgrades, telephone and dial-up support.

ENHANCEMENTS. Because application requirements of health benefits organizations vary, some clients request specific enhancements to the standard
DIAMOND-REGISTERED TRADEMARK- product. HSD provides these enhancement services to its customers for an additional fee. Enhancements are typically incorporated in the core DIAMOND-REGISTERED TRADEMARK- product.

SALES AND MARKETING. HSD markets its products through its direct sales force as well as through remarketing agreements. As of September 30, 1999, the Company's direct sales force consisted of 7 sales and account executives and 2 regional managers located in the Company's Oakland, California and Atlanta, Georgia offices. In addition to this sales force, HSD employs a 10-person marketing, sales support and product specialist team. To increase market share in other segments not fully addressed by HSD directly, the Company has entered into strategic alliances with various third party hardware and software vendors, as well as certain service organizations. The Company continues to seek additional strategic relationships.

    The sales cycle typically ranges from six to twelve months and consists of several steps which include initial contact and lead qualification, site visits, response to requests for proposals, analysis of business requirements, preparation of final bid and contract negotiations. Members of HSD's product and market management, engineering, implementation and customer support departments assist the Company's direct sales force in making presentations to, and preparing comprehensive proposals for, potential customers. To support the Company's sales efforts, HSD conducts a variety of programs intended to market and position its product line and services. These programs include trade journal advertising, direct mailings, public relations activities and trade show participation.

CUSTOMERS. As of September 30, 1999 the Company had 119 customers including HMOs, PPOs, integrated delivery systems, health insurance companies, and managed Medicaid and Medicare risk plans.

CUSTOMER CONCENTRATION. The Company earned 58%, 31% and 35% of its revenue from two customers in fiscal 1999, 1998, and 1997, respectively. In fiscal 1999, Blue Shield of California represented 41% of total revenues while Kaiser Permanente represented 17% of total revenues. In fiscal 1998, Kaiser Permanente represented 20% of total revenues while Covation Health Services represented 11% of total revenues. In fiscal 1997, Blue Cross/Blue Shield of Florida represented 23% of total revenues while Blue Cross/ Blue Shield of North Carolina represented 12% of total revenues. No other customers exceed 10% of total revenues in any of the years presented.

    In addition, at September 30, 1999, a total of 52% of accounts receivable, 95% of unbilled revenue and 75% of unearned revenue is related to Blue Shield of California and Kaiser Permanente.

PRODUCT DEVELOPMENT. To date, the Company has concentrated its product development efforts on the DIAMOND-REGISTERED TRADEMARK- products. The Company has used various technologies that simplify the development, maintenance and customization of its products. At September 30, 1999, the Company had 44 employees in the engineering department, which is responsible for product development and technical services. During fiscal 1999, 1998 and 1997, the Company's product development expenses, net of capitalized development expenses, were approximately $9,011,000, $6,669,000, and $5,821,000, respectively. In most cases, customer product enhancements are subsequently incorporated into the Company's products. To the extent that customers continue to request complex custom enhancements, it may become increasingly difficult to meet these requests and maintain standardized product releases. Although to date the Company has been successful in accommodating customer requests for enhancements, while maintaining a standard product line, there can be no assurance that it will be able to do so in the future.

    The Company intends to continue to invest in product development and expects that its product development expenses will continue to increase. The Company's product development plans include the delivery of transaction systems that allow its customers to realize the economic and service benefits made possible by the Internet. The Company expects to deliver information technology solutions that use the Internet and Internet technologies to improve efficiency, accessibility and connectivity of health benefit plans. Current product development efforts include i-DIAMOND-TM-, HSD's next generation solution to be deployed over the Internet. In addition, HSD is developing relationships with various health care portals to deliver administrative functionality, content and transaction processing capabilities to organizations of all sizes and in a variety of deployment options. The Company also intends to aggregate complementary technologies, such as integration tools, translator/mapper tools, electronic data interchange tools, clearinghouse capabilities and Web development capabilities such as XML. The Company's product functionality expansion includes: data warehousing and decision support, patient care management capabilities, call center technology, document imaging and workflow and customer relationship management (CRM). HSD will continue to pursue strategic opportunities in order to expand its ASP-related software and services offering and, in turn, establish a substantial recurring revenue stream. The Company will continue to develop and promote a wide spectrum of ASP models from application hosting over the Internet to full service bureau outsourcing to offer faster and reliable implementations, demonstrable return on investment, and lowered overall cost and risk for health benefits organizations. There can be no assurance that any product development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.

COMPETITION. The market for health benefits information systems is highly competitive. The Company faces direct competition from a number of companies that offer similar systems or solutions, such as AMISYS Managed Care Systems, (now part of McKesson HBOC Inc.), Computer Sciences Corporation, Erisco Managed Care Technologies (a unit of IMS Health) and Electronic Data Systems, Inc. In addition, the Company competes with in-house systems developed by large health benefits organizations. Several of the Company's competitors have significantly greater financial, technical, and marketing resources than the Company. HSD competes on the basis of functionality, technology, product quality, product features (scalability, flexibility, performance and ease of use), price, industry knowledge, experience, customer service and support. In the future, additional competitors could enter the market and compete with the Company. Most of the Company's sales are derived from competitive procurement processes managed directly by sophisticated customers or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS. The Company currently relies on a combination of trade secret and copyright laws, software security measures, license agreements and nondisclosure agreements to establish and protect its proprietary rights. The Company currently has no domestic or foreign patents or patent applications pending. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's software products and technology without authorization. In the past the Company has sold source code to its customers. This type of sale may increase this risk. In addition, the Company cannot be certain that others will not develop substantially equivalent or superior proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees and consultants or any license agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

EMPLOYEES. As of September 30, 1999, the Company employed 169 people on a full-time basis, including 44 in engineering, 19 in sales and marketing, 16 in customer support, 8 in documentation, 55 in client services and 27 in administration and finance. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

    In addition to employees, HSD utilizes the services of independent contractors. As of September 30, 1999, the Company had 26 consultants who worked on a full or part time basis, including 19 in engineering, 2 in documentation and 5 in client services.

EXECUTIVE OFFICERS OF THE COMPANY. The executive officers of the Company and their ages as of September 30, 1999, are as follows:

NAME                          AGE                           POSITION
----                        --------                        --------
Richard C. Auger..........     55      Chairman of the Board of Directors
Arthur M. Southam, M.D....     43      President and Chief Executive Officer
Steven L. Moore...........     45      Executive Vice President--Chief Financial Officer
Robert D. Archibald,           61      Executive Vice President--Operations
Ph.D......................
Suzanne Blumenthal-Smith..     46      Executive Vice President--Sales and Marketing

    RICHARD C. AUGER, a co-founder of the Company, has been Chairman of the Board of Directors of the Company since August 1988. In addition, Mr. Auger served as President of the Company from August 1988 to January 1996 and Chief Executive Officer until August 1997. Prior to joining the Company, Mr. Auger was founder and president of Worth, Auger & Associates, one of the first managed care systems companies. Mr. Auger holds a B.A. and an M.A. degree in Economics from the University of California, Davis.

    ARTHUR M. SOUTHAM, M.D. has been President and Chief Executive Officer of the Company since November of 1999. Dr. Southam was President and interim Chief Executive Officer of the Company from August 1999 to November of 1999.
Dr. Southam has served on the Company's board since 1996. He is a founding principal of 2C Solutions, LLC a consultancy focusing on collaborative technology initiatives in health care. From 1996 through 1998, Dr. Southam was Vice Chairman and Chief Executive Officer of Health Net, one of the nation's largest HMOs. From 1986 to 1996, Dr. Southam was President and Chief Executive of CareAmerica Health Plans, a health benefits and workers compensation insurance company. He is the past chairman of the California Association of Health Plans. Dr. Southam holds a M.D. and Master's degree in Public Health from University of California, Los Angeles, an M.B.A. from Pepperdine University and a B.A. degree in Neuroscience from Amherst College.

    STEVEN L. MOORE has served as Executive Vice President--Chief Financial Officer since March 1998. Mr. Moore provided financial and management consulting services to a variety of large and small clients from January 1992 to March 1998. Prior to his becoming a consultant he served in senior management positions with companies such as Levolor Corp., Diasonics Inc., and Baker
Hughes Inc. Mr. Moore holds a B.A. in Economics and History from the University of Colorado.

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

    SUZANNE BLUMENTHAL-SMITH has been Executive Vice President--Sales and Marketing since July 1999. Ms. Blumenthal-Smith held a variety of senior management positions with QuadraMed, a health care information technology company, from 1994 to 1999. Ms. Blumenthal also served in senior management roles for companies such as Stellarnet, CSC Healthcare Systems, The Peabody Group and Worth Auger & Associates. Ms. Blumenthal-Smith holds an M.A. in Healthcare Administration from George Washington University.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, customer support and research and development facility is located in approximately 60,000 square feet of office space in Oakland, California. This facility at 1111 Broadway is leased to the Company under a lease that expires in February 2009. The Company also has a branch office in Atlanta, Georgia. The Company believes its facilities are adequate for its current operations. The Company's total lease payments are approximately $152,000 per month.

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

FISCAL 1998                                                      HIGH        LOW
-----------                                                   ----------   --------
First Quarter...............................................   14          7
Second Quarter..............................................    9 1/2      7 1/8
Third Quarter...............................................    8 7/8      6 1/4
Fourth Quarter..............................................    7 3/4      4 1/2

FISCAL 1999                                                      HIGH        LOW
-----------                                                   ----------   --------
First Quarter.                                                3/4      6   1/2    4
Second Quarter..............................................    6 7/16     4 5/8
Third Quarter...............................................    5 7/16     3 3/8
Fourth Quarter..............................................    4 5/8      3 1/2

    As of November 30, 1999, there were 41 registered holders of record of the Company's common stock.

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

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  System sales.................................  $24,921    $22,329    $14,269    $10,639    $ 5,560
  Services and other...........................    4,500      3,525      2,497      1,813      1,217
                                                 -------    -------    -------    -------    -------
      Total revenues...........................   29,421     25,854     16,766     12,452      6,777
Cost of revenues...............................   10,611      8,675      7,064      3,061      2,179
                                                 -------    -------    -------    -------    -------
Gross margin...................................   18,810     17,179      9,702      9,391      4,598
                                                 -------    -------    -------    -------    -------
Operating expenses:
  General and administrative...................    5,105      7,155      4,077      3,806      2,147
  Sales and marketing..........................    4,932      4,527      4,332      2,750      1,059
  Product development..........................    9,011      6,669      5,821      4,082      2,170
  Expenses related to replacement of Chief
    Executive Officer..........................      734         --         --         --         --
                                                 -------    -------    -------    -------    -------
      Total operating expenses.................   19,782     18,351     14,230     10,638      5,376
                                                 -------    -------    -------    -------    -------
      Loss from operations.....................     (972)    (1,172)    (4,528)    (1,247)      (778)
Interest, net..................................      411        453        673         40        (72)
                                                 -------    -------    -------    -------    -------
Loss before benefit (provision) for income
  taxes........................................     (561)      (719)    (3,855)    (1,207)      (850)
Benefit (provision) for income taxes...........      (35)      (120)        (1)        (1)        97
                                                 -------    -------    -------    -------    -------
Net loss.......................................  $  (596)   $  (839)   $(3,856)   $(1,208)   $  (753)
                                                 =======    =======    =======    =======    =======
Net loss per share:
  Basic........................................  $ (0.09)   $ (0.13)   $ (0.60)   $ (0.22)   $ (0.16)
                                                 =======    =======    =======    =======    =======
  Diluted......................................  $ (0.09)   $ (0.13)   $ (0.60)   $ (0.22)   $ (0.16)
                                                 =======    =======    =======    =======    =======
Weighted average shares outstanding:
  Basic........................................    6,706      6,589      6,479      5,656      4,760
                                                 =======    =======    =======    =======    =======
  Diluted......................................    6,706      6,589      6,479      5,656      4,760
                                                 =======    =======    =======    =======    =======

                                                                    SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)......................  $10,550    $11,840    $13,347    $18,168    $(1,145)
Total assets...................................   26,784     23,628     22,077     23,757      3,652
Short-term borrowings..........................      294         --         --          4        954
Long-term borrowings...........................      262         --         --         --        520
Total stockholders' equity (deficit)...........   17,148     17,592     17,459     21,112       (273)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was founded in July 1988 to provide software to organizations that administer health benefits. Since inception, the Company has invested substantially all of its operating cash flow in product and business development. The Company introduced its first internally developed product, DIAMOND-REGISTERED TRADEMARK- 725 in fiscal 1992, followed by DIAMOND-REGISTERED TRADEMARK- 950C/S in fiscal 1995.

    The Company's revenues to date have been derived from licensing DIAMOND-REGISTERED TRADEMARK- products, providing the associated implementation, product enhancements, post-contract support, consulting services, education and training services and reselling hardware and third party products. Software licenses have been granted on a perpetual basis and multi-year, term basis. License fees are determined according to the number of users licensed or the number of members processed by the customer. HSD requires each of its direct customers to enter into a minimum 24-month support contract with the Company. From time to time, customers request that the Company provide third-party hardware in connection with system sales. Such sales of third-party hardware accounted for 0.2%, 0.7%, and 7% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively.

    The Company expects that license fee and service revenues associated with DIAMOND-REGISTERED TRADEMARK- 725 and DIAMOND-REGISTERED TRADEMARK- 950C/S will account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's financial performance will depend largely on the continued growth in demand for health benefits information systems and the services required to implement such systems.

    Effective October 1, 1997, the Company generally recognizes DIAMOND-REGISTERED TRADEMARK- 725 license revenue upon shipment of the software to end users, as no significant production or customization of this software is required, and the installation period is relatively short. The Company generally recognizes DIAMOND-REGISTERED TRADEMARK- 950C/S license revenue on a percentage-of-completion basis based on the labor hours required to implement the system, as this software generally requires an extended installation period and can require significant enhancements. If the software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The length of the implementation process depends on factors outside of the Company's control, including customers' ability to allocate internal resources to the installation process and, with respect to certain customers, the need to obtain necessary governmental approvals. Implementation and support fees are billed either on an hourly or monthly basis and are recognized as services are rendered. Third-party software and hardware fees are typically billed and recognized as revenues when delivered to the customer.

    The revenue on a particular DIAMOND-REGISTERED TRADEMARK- 950C/S system sale will be recognized over the implementation period which may be over a year. Thus, the Company's ability to make individual system sales in a particular period will significantly impact its financial performance in future periods. As the Company has pursued larger DIAMOND-REGISTERED TRADEMARK- system sales, it has seen and expects to continue to see variability in the recognition of system sales revenue. Significant portions of system revenues recognized in fiscal 1999 resulted from license sales executed in prior periods.

    In the first three quarters of fiscal 1999, the Company experienced lower license and implementation bookings relative to the prior year. The Company expects this slowdown in bookings to have a negative impact on revenues in the first half of fiscal 2000.

    In fiscal 1999 management decided to revise its expense classifications and reassign its cost centers to be more consistent with industry standards. This decision resulted in a shift of costs between product development and cost of revenues, as well as between general and administrative expenses and sales and marketing expenses. Fiscal 1997 has been reclassified on the same basis. None of these reclassifications had any impact on the loss from operations or the net loss for fiscal 1997, fiscal 1998 or fiscal 1999.

    In January 1994, the Company and Shared Medical Systems ("SMS") entered into the "SMS Agreement", under which SMS markets, implements and supports the Company's products to the SMS customer base. SMS has a worldwide right to market and license the DIAMOND-REGISTERED TRADEMARK- products to its customers. The SMS Agreement has an initial term of five years and provides for automatic renewal for successive two year periods unless either party provides prior written notice of termination not less than one year prior to the end of the then-current term. The agreement currently expires in January 2001 and neither party has provided notice of termination. The SMS relationship accounted for less than 1% of total revenues in fiscal 1999 and 1998 and 2% in fiscal 1997.

    In December 1997, the Company entered into an amendment to the SMS Agreement for the purpose of resolving certain disagreements between the parties and jointly pursuing opportunities in the European payor organization markets, amongst other matters. The amendment provides for a $4 million credit pool against which SMS may charge billings for services rendered by the Company, as well as future royalties payable by SMS to license the DIAMOND-REGISTERED TRADEMARK- products in Europe. As of September 30, 1999, the credit pool had been reduced to approximately $2.4 million. Due to the establishment of the credit pool, the Company has not generated significant revenues from SMS and is not expected to in the near future. In addition, the Company has agreed to provide certain services and enhancements to the DIAMOND-REGISTERED TRADEMARK- products for SMS's payor markets. Some of these enhancements as specified under the amendment have been delivered. The remaining enhancements are expected to be delivered by the end of fiscal 2000. In return, SMS agreed to undertake significant investments in the European payor organization markets and has agreed not to initiate litigation for certain matters, provided the Company satisfies specified obligations. As a result of this amendment, the Company accrued approximately $900,000 as of September 30, 1997 to cover anticipated costs related to the amendment. As of September 30, 1999, this accrual had been reduced to approximately $781,000.

    During fiscal 1995, Health Systems Design entered into an agreement with Blue Cross/Blue Shield of Florida to create certain product enhancements for them. As part of that same agreement, HSD also agreed to pay the customer a percentage of all future DIAMOND-REGISTERED TRADEMARK- 950C/S sales, which met certain criteria and which included the customer's enhancements in the release. The royalty, however, was not to exceed the enhancement fees paid to HSD by Blue Cross/Blue Shield of Florida. In April of 1999, HSD and the customer amended the agreement to provide for a $700,000 credit pool in lieu of future royalties. At the time of the agreement, HSD had booked sales that would generate royalties exceeding $700,000 over time. The credit pool may be used by the customer to pay for valid enhancement invoices presented in the future. As of September 30, 1999, the credit pool had been reduced to approximately $400,000.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, certain statement of operations data expressed as a percentage of total revenues:

                                                                 FISCAL YEAR ENDED
                                                                   SEPTEMBER 30,
                                                       --------------------------------------
                                                         1999           1998           1997
                                                       --------       --------       --------
Revenues:
  System sales..................................         84.7%          86.4%          85.1%
  Services and other............................         15.3           13.6           14.9
                                                        -----          -----          -----
    Total revenues..............................        100.0          100.0          100.0
Cost of revenues................................         36.1           33.6           42.1
                                                        -----          -----          -----
Gross margin....................................         63.9           66.4           57.9
                                                        -----          -----          -----
Operating expenses:
  General and administrative....................         17.4           27.7           24.4
  Sales and marketing...........................         16.8           17.4           25.8
  Product development...........................         30.6           25.8           34.7
  Expenses related to replacement of Chief
    Executive Officer...........................          2.4             --             --
                                                        -----          -----          -----
    Total operating expenses....................         67.2           70.9           84.9
    Loss from operations........................         (3.3)          (4.5)         (27.0)
Interest, net...................................          1.4            1.7            4.0
                                                        -----          -----          -----
    Loss before provision for income taxes......         (1.9)          (2.8)         (23.0)
Provision for income taxes......................         (0.1)          (0.4)            --
                                                        -----          -----          -----
Net loss........................................         (2.0)%         (3.2)%        (23.0)%
                                                        =====          =====          =====

REVENUES

    Total revenues were $29,421,000, $25,854,000, and $16,766,000 in fiscal
1999, 1998 and 1997, respectively, representing increases of 14% from fiscal 1998 to fiscal 1999 and 54% from fiscal 1997 to fiscal 1998. The growth in total revenues is attributable primarily to increases in system sales revenues for DIAMOND-REGISTERED TRADEMARK- 950C/S and DIAMOND-REGISTERED TRADEMARK- 725. License fees per customer continued to increase as the Company expanded product functionality and licensed its products to customers with a greater number of end-users. The Company earned 58%, 31% and 35% of its revenue from two customers in fiscal 1999, 1998, and 1997, respectively. In fiscal 1999, Blue Shield of California represented 41% of total revenues while Kaiser Permanente represented 17% of total revenues. In fiscal 1998, Kaiser Permanente represented 20% of total revenues while Covation Health Services represented 11% of total revenues. In fiscal 1997, Blue Cross/Blue Shield of Florida represented 23% of total revenues while Blue Cross/Blue Shield of North Carolina represented 12% of total revenues. No other customers exceed 10% of total revenues in any of the years presented.

    In addition, at September 30, 1999, a total of 52% of accounts receivable, 95% of unbilled revenue and 75% of unearned revenue is related to Blue Shield of California and Kaiser Permanente.

    SYSTEM SALES.    System sales revenues consist of license fees for the
Company's products, implementation and enhancement fees, and revenues associated with reselling third-party software and hardware. System sales revenues were $24,921,000 $22,329,000, and $14,269,000 in fiscal 1999, 1998 and 1997, respectively, representing increases of 12% from fiscal 1998 to fiscal 1999 and 56% from fiscal 1997 to fiscal 1998 due to increases in license fees. Revenues associated with reselling third-party software and hardware represented approximately 2%, 3%, and 13% of total revenues in fiscal 1999, 1998 and 1997, respectively, of which revenues associated with sales of third-party hardware represented approximately 0.2%, 0.7%, and 7% in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, DIAMOND-REGISTERED TRADEMARK-950C/S accounted for a majority of system sales revenues. The Company expects that DIAMOND-REGISTERED TRADEMARK- 950C/S will continue to represent a significant portion of systems sales revenues over the next several years due to the higher systems sales revenues per customer associated with sales of DIAMOND-REGISTERED TRADEMARK- 950C/S. As a result, the Company's financial performance will depend largely on the market acceptance of DIAMOND-REGISTERED TRADEMARK- 950C/S.

    SERVICES AND OTHER. Services and other revenues are comprised of system support, consulting and training revenues. Services and other revenues were $4,500,000, $3,525,000, and $2,497,000 in fiscal 1999, 1998 and 1997, respectively, representing increases of 28% from fiscal 1998 to fiscal 1999 and 41% from fiscal 1997 to fiscal 1998. Support fees continued to account for the majority of services and other revenues. The majority of the increase in services and other revenues was due to an increase in support and consulting fees offset by a reduction in fees for group training. The Company expects that services and other revenues will remain the same or increase as a percentage of total revenues due to increased support revenues derived from the Company's growing installed base.

    COST OF REVENUES. The cost of revenues was $10,611,000, $8,675,000, and $7,064,000 in fiscal 1999, 1998 and 1997, respectively, representing increases of 22% from fiscal 1998 to fiscal 1999 and 23% from fiscal 1997 to fiscal 1998. Cost of revenues increased in absolute terms as a result of the increased number of HSD employees required to implement and support the larger customer base and an increase in amortization of software development costs. Capitalized software development cost amortization was approximately $1,146,000, $345,000 and $192,000 in fiscal 1999, 1998 and 1997, respectively. Cost of revenues as a percentage of total revenues was 36%, 34%, and 42% for the years ended
September 30, 1999, 1998 and 1997, respectively. The cost of revenues as a percentage of total revenues is dependent upon the mix of license, service and third-party software and hardware revenues and may fluctuate over time. During fiscal 1997, cost of revenues as a percentage of revenues was higher due to costs related to the SMS amendment.

OPERATING EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $5,105,000, $7,155,000, and $4,077,000 in fiscal 1999, 1998 and 1997, respectively, representing a decrease of 29% from fiscal 1998 to fiscal 1999 and an increase of 75% from fiscal 1997 to fiscal 1998. General and administrative expenditures as a percentage of revenues for the fiscal years ended
September 30, 1999, 1998 and 1997 were 17%, 28%, and 24%, respectively. The decrease in general and administrative expenditures for the current period was due to a higher level of reserves booked during the 1998 fiscal year for doubtful accounts and the write off of certain impaired assets, as well as a reduction in recruiting and staffing costs. The Company believes that the level of general and administrative expenses will increase in absolute dollars as the Company expands its staff to support a larger customer base. General and administrative expenses include the salaries and benefits associated with general management, finance and administration, and facilities.

    SALES AND MARKETING. Sales and marketing expenditures were $4,932,000, $4,527,000, and $4,332,000 in fiscal 1999, 1998 and 1997, respectively, representing increases of 9% from fiscal 1998 to fiscal 1999 and 5% from fiscal 1997 to fiscal 1998. Sales and marketing expenses primarily include the salaries, commissions and benefits of the Company's direct sales force and the cost of product marketing, advertising, product literature and travel. Sales and marketing expenditures as a percentage of revenues for the fiscal years ended September 30, 1999, 1998 and 1997 were 17%, 17%, and 26% respectively. While the sales and marketing expenses continued to grow in absolute dollars, these expenses in 1999 remained constant as compared to 1998, as a percentage of revenues primarily due to the larger size of contracts. In 1997, these expenses as a percentage of revenues were higher then in 1998 due to a reduction in the number of personnel. The Company believes that the level of sales and marketing expenses will continue to increase in absolute dollars.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization costs, were $9,011,000, $6,669,000, and $5, 821,000 in fiscal 1999, 1998 and 1997, respectively, representing an increase of 35% from fiscal 1998 to fiscal 1999 and 15% increase from fiscal 1997 to fiscal 1998. Product development expenditures as a percentage of revenues for the fiscal years ended September 30, 1999, 1998 and 1997 were 31%, 26%, and 35%, respectively. The increase in product development expenditures, net of software capitalization costs, was attributable to significant costs associated with DIAMOND-REGISTERED TRADEMARK-950C/S and development efforts associated with adapting DIAMOND-REGISTERED TRADEMARK- 950C/S for the S/390 hardware platform. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future. The Company capitalized $1,689,000, $2,333,000, and $685,000 in product development costs in fiscal 1999, 1998 and 1997, respectively. Product development expenses primarily include the salaries, benefits and other costs associated with the product development staff as well as an allocation of indirect costs.

    EXPENSES RELATED TO REPLACEMENT OF CHIEF EXECUTIVE OFFICER. In connection with Arthur Southam, M.D. succeeding Russell J. Harrison as Chief Executive Officer, the Company incurred approximately $734,000 of expenses, including costs associated with Mr. Harrison's employment agreement and costs related to searching for a new Chief Executive Officer.

INTEREST, NET

    Interest income was $416,000, $453,000, and $673,000 in fiscal 1999, 1998 and 1997, respectively. Interest expense was $5,000, $0 and $0 in fiscal 1999, 1998 and 1997, respectively. Interest income was the result of the cash proceeds from the initial public offering completed in March 1996. The decrease in interest income, net of expense, was primarily due to a decrease in cash reserves invested. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

INCOME TAXES

    The Company's provision for income taxes was $35,000, $120,000, and $1,000 in fiscal 1999, 1998 and 1997, respectively. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS
No. 109"), "Accounting for Income Taxes," whereby income taxes are accounted for under the liability method. The decrease in the provision for income taxes was due to a decrease in foreign sales as compared to the prior period. For financial reporting purposes, a 100% valuation allowance has been recorded to offset the deferred tax assets recognized under SFAS No. 109 because the Company has historically not achieved significant levels of profitability, and there is inherent uncertainty as to when the Company will achieve sustained profitability.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The Company adopted SFAS No. 131 for the fiscal year ended September 30, 1998.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters beginning after June 15, 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

    In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" which extended the required adoption date for SFAS No. 133 to fiscal years beginning after June 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $2,670,000, $646,000, and ($2,030,000) in fiscal 1999, 1998, and 1997, respectively. Net cash used in operations in fiscal 1997 consisted primarily of a net loss and an increase in accounts receivable offset by an increase in accounts payable and accruals and depreciation and amortization. In fiscal 1998, cash provided by operating activities resulted primarily from the reduced operating loss as compared to prior periods, as well as by an increase in unearned revenue. Depreciation and amortization and the increase in unbilled revenue in 1998 effectively offset each other. In fiscal 1999, cash provided by operating activities resulted primarily from net income, after adjusting for depreciation and a decrease in accounts receivable, unearned revenue and accrued liabilities partially offset by an increase in unbilled revenue.

    Net cash used in investing activities was $8,021,000, $3,356,000, and $2,213,000 in fiscal 1999, 1998, and 1997, respectively, and consisted primarily of acquisitions of short-term marketable securities, computer equipment and furniture, as well as the capitalization of software development costs. The investment in computer equipment and furniture was directly related to the increase in the number of employees and the acquisition of computers for software development. Cash used for capitalized software development costs increased from $685,000 in fiscal 1997 to $2,333,000 in fiscal 1998 and decreased to $1,689,000 in fiscal 1999. The Company began purchasing short-term marketable securities during fiscal 1999.

    Net cash provided by financing activities was $86,000, $956,000, and $184,000 in fiscal 1999, 1998 and 1997, respectively. Financing activities consisted primarily of proceeds from exercise of common stock options by employees and the exercise of common stock warrants.

    As of September 30, 1999, 1998 and 1997, the Company had cash and cash equivalents in the amount of $4,176,000, $9,441,000, and $11,195,000, respectively.

    The Company believes that available funds and cash flows from operations and short-term marketable securities will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

YEAR 2000 ISSUES

    STATE OF READINESS. Because many computer programs and embedded computer chips are unable to distinguish between the year 1900 and the year 2000, the Company executed a plan to analyze, and if necessary, correct problems which may occur as a result of the Year 2000 date change. The Year 2000 Project (The Project) began by categorizing potential issues into four groups: the Company's software developed for sale (DIAMOND-REGISTERED TRADEMARK- 950C/S and DIAMOND-REGISTERED TRADEMARK- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company.

    The Project for DIAMOND-REGISTERED TRADEMARK- 950C/S and
DIAMOND-REGISTERED TRADEMARK- 725 began early in fiscal 1997. As a result of the Company's analysis and testing, the Company believes the most current releases of DIAMOND-REGISTERED TRADEMARK- software products are Year 2000 Compliant. The Company defines the term "Year 2000 Compliant" to mean that the software will not: (a) cease to perform due solely to a change in date to or after January 1, 2000, nor (b) generate incorrect or ambiguous data or results with respect to same-century and/or multi-century formulas, functions, date values, and date data interfaces. The Company continues to further validate current products, new releases for such products, as well as new products, and releases through testing and code reviews. The Company offers new releases at no charge to customers who are under current support agreements. Other customers may request and pay a fee for new releases.

    The Company's internal systems and networks have been inventoried and inquiries were made of each vendor. The Company believes all systems, including hardware, development tools, and software used in the company's information systems are Year 2000 Compliant.

    Third party software and hardware which is sold by the Company has been inventoried and inquiries were made of each vendor. All third party software and hardware are Year 2000 Compliant. The Company continues to test as it receives new releases from third party vendors.

    During the prior fiscal year, the Company communicated its state of readiness to address Year 2000 issues to its clients. Clients were also notified of the Company's ability to correct any issues associated with a Year 2000 problem in the Company's software. Clients were also informed that their other hardware and software systems may have unresolved issues relating to the Year 2000 problem which may adversely affect the operation of the Company's DIAMOND-REGISTERED TRADEMARK- software, even though the Company has resolved its own problems.

    COSTS TO ADDRESS THE ISSUES. As of September 30, 1999, the Company had not separately tracked costs related to the Year 2000 problem, since the analysis phase for the Company's DIAMOND-REGISTERED TRADEMARK- software coincided with the testing and quality assurance phase of the Company's general releases. However, based on an estimate of the amount of time incurred by the Company's analysis team, costs related to the Year 2000 problem have, to date, not been material and have not been capitalized by the Company.

    Although the Company believes that its products are Year 2000 Compliant, it is continuing its testing and analysis program. Any remaining costs related to the Year 2000 problem are not expected to be material for the DIAMOND-REGISTERED TRADEMARK- software. Projected costs for the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company are also not expected to be material.

    RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's Year 2000 project is ongoing. The Company's and its client's normal business activities and operations could be adversely affected by the Year 2000 problem. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of its clients, the Company is unable to determine at this time whether the consequences of the potential Year 2000 failure(s) would have a material adverse impact on the Company's results of operations, liquidity or financial condition. If the Company's DIAMOND-REGISTERED TRADEMARK- products, its internal systems or its clients' systems fail or experience significant difficulties related to the Year 2000 problem then the Company's results of operations, liquidity or financial condition could be materially adversely affected.

    CONTINGENCY PLAN. Should there be Year 2000 problems still remaining in the Company's software developed for sale (DIAMOND-REGISTERED TRADEMARK- 950C/S and DIAMOND-REGISTERED TRADEMARK- 725); the Company's internal systems and networks; third party software and hardware sold by the Company; and customer systems and equipment, other than that sold and/or licensed by the Company, the Company intends to prioritize requests, based on severity, and correct the related problem.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following, as well as other risks which are described herein and in the Company's other filings with the Securities and Exchange Commission.

                                  RISK FACTORS

    HEALTHCARE AND GOVERNMENT REGULATION. The healthcare industry is constantly changing and the Company's business may be affected by healthcare reform and pricing pressures. A significant portion of the Company's revenues are derived from the sale of software products and services to HMOs, provider organizations and managed Medicaid and Medicare risk plans. The pressures of cost management and consumer demand for quality and safety are important factors for the healthcare marketplace. The Company is subject to legislative and market-driven reforms which could have unpredictable effects on its business. In addition, any efforts to contain costs by current and potential clients will place downward pressures on gross margins from sales of its systems. The constantly changing marketplace could result in the Company's need to continually modify, and thus possibly harm, its business.

    CUSTOMER CONCENTRATION. The Company has relied on sales to a small number of customers, and the failure to retain these customers or add new customers may harm its business. Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. The Company believes that it will continue to depend upon a limited number of customers for a significant portion of its revenues for each quarter for the foreseeable future. Any failure by the Company to retain these customers or add new significant customers could materially harm its business. For example in fiscal 1997, approximately 45% of the Company's total revenues were from four major customers with Blue Cross/Blue Shield of Florida and Blue Cross/Blue Shield of North Carolina accounting for 23% and 11%, respectively, of its total revenues. In fiscal 1998, approximately 52% of the Company's total revenues were from five major customers with Kaiser Permanente and Covation Health Services accounting for 20% and 11%, respectively, of its total revenues. In fiscal 1999, approximately 58% of the Company's total revenues were from two major customers with Blue Shield of California and Kaiser Permanente representing 41% and 17%, respectively, of its total revenues.

    In addition, at September 30, 1999, a total of 52% of accounts receivable, 95% of unbilled revenue and 75% of unearned revenue is related to Blue Shield of California and Kaiser Permanente.

    VARIABILITY OF OPERATING RESULTS; LENGTH OF SALES CYCLES. The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the number and timing of systems sales, the relatively large dollar amounts of customer contracts, the length of the sales cycles and delays in the implementation process. The Company has typically experienced sales cycles of six to twelve months. As a result, the Company's results of operations are subject to significant fluctuations and its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to reduce spending or to compensate for any failure to meet sales forecasts or earn anticipated revenues could magnify the adverse impact of such events on the Company's operating results. Further, the commencement of one or more major implementations could generate a large increase in revenues and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenues and net income in other periods. The Company's ability to complete implementation of its systems and recognize revenues is dependent on certain factors outside the control of the Company, including its customers' ability to allocate internal resources to the implementation process and, with respect to certain customers, the need to obtain necessary governmental approvals. The Company has experienced termination of license agreements in the past. The termination of license agreements could result in the refund of license fees and could have a material adverse effect on the Company's business, financial condition and results of operations. See also Management's Discussion and Analysis of Financial Condition.

    In the first three quarters of fiscal 1999, the Company experienced lower license and implementation bookings relative to the prior year. The Company expects this slowdown in bookings to have a negative impact on revenues in the first half of fiscal 2000.

    DEPENDENCE UPON SINGLE PRODUCT LINE. The Company derives substantially all of its revenues from licensing its DIAMOND-REGISTERED TRADEMARK- software products, particularly its DIAMOND-REGISTERED TRADEMARK- 950C/S product, fees for enhancing the DIAMOND-REGISTERED TRADEMARK- products and providing the associated implementation, support and consulting services to its customers. The Company intends to broaden its product line through the development and introduction of new products and through product acquisitions. However, there can be no assurance that the Company will be able to broaden its product line successfully, and any factor adversely affecting the market for any of the Company's current products, particularly its DIAMOND-REGISTERED TRADEMARK-950C/S product, could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON HEALTH BENEFITS INDUSTRY. Substantially all of the Company's revenues in fiscal 1999, 1998 and 1997 were derived from the sale of software products and services to payors and providers that offer health benefit products and services. The Company's success is dependent on continued demand for software and related services in that industry. The Company's growth is therefore dependent on the growth of that industry. Consolidation in this industry could have a material adverse effect on the Company, due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquirer that uses a different health benefits information system. The Company believes that the commercial value and appeal of its products may be adversely affected if the current health care financing and reimbursement system were to be materially changed. Legislative or market-driven reforms could have unpredictable effects on the Company's business, financial condition and results of operations.

    PRODUCT DEVELOPMENT AND ENHANCEMENT. The market for the Company's products is characterized by frequent new product introductions and enhancements, rapid technological advances and rapid changes in customer requirements and preferences. Accordingly, the Company's future success will depend on its ability to enhance its existing products and to develop and market new products on a timely basis that respond to evolving customer requirements, achieve market acceptance and keep pace with technological developments. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such products or enhancements, that its software will not contain errors that would delay product introduction, shipment or implementation, or that any such new products or enhancements will be accepted by the market. Because the Company's products are important to their customers' successful operation, errors or delays in product development and enhancement may have a material adverse effect on the continued market acceptance of the Company's products and may expose the Company to claims from customers and third parties.

    MANAGEMENT OF GROWTH. The Company's growth has placed, and will continue to place, a significant strain on the Company's managerial, technical, financial and other resources. The Company's growth has resulted in an increase in the level of responsibility for both existing and new management personnel. The Company has sought to manage its current and anticipated growth through the recruitment of additional management, sales and marketing and technical personnel, and through continued enhancement of internal systems and controls. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS OF ACQUISITIONS. The Company intends to grow in part through acquisitions of complementary products, technologies and businesses. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of qualified employees. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to integrate the acquired products, technologies or businesses effectively. There can be no assurance that the Company will be successful in acquiring or integrating any such products, technologies or businesses or that any such acquisition will enhance the Company's business.

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

    RELATIONSHIP WITH SHARED MEDICAL SYSTEMS. In January 1994, the Company and Shared Medical Systems ("SMS") entered into the "SMS Agreement", under which SMS markets, implements and supports the Company's products to the SMS customer base. SMS has a worldwide right to market and license the DIAMOND-REGISTERED TRADEMARK- products to its customers. The SMS Agreement has an initial term of five years and provides for automatic renewal for successive two year periods unless either party provides prior written notice of termination not less than one year prior to the end of the then-current term. The agreement currently expires in January 2001 and neither party has provided notice of termination.

    In December 1997, the Company entered into an amendment to the SMS Agreement for the purpose of resolving certain disagreements between the parties and jointly pursuing opportunities in the European payor organization markets, amongst other matters. The amendment provides for a $4 million credit pool against which SMS may charge billings for services rendered by the Company, as well as future royalties payable by SMS to license the DIAMOND-REGISTERED TRADEMARK- products in Europe. As of September 30, 1999, the credit pool had been reduced to approximately $2.4 million. Due to the establishment of the credit pool, the Company has not generated significant revenues from SMS and is not expected to in the near future. In addition, the Company has agreed to provide certain services and enhancements to the DIAMOND-REGISTERED TRADEMARK- products for SMS's payor markets. Some of these enhancements as specified under the amendment have been delivered. The remaining enhancements are expected to be delivered by the end of fiscal 2000. In return, SMS agreed to undertake significant investments in the European payor organization markets and has agreed not to initiate litigation for certain matters, provided the Company satisfies specified obligations. As a result of this amendment, the Company accrued approximately $900,000 as of September 30, 1997 to cover anticipated costs related to the amendment. As of September 30, 1999, this accrual had been reduced to approximately $781,000.

    COMPETITION. The market for health benefits information systems is highly competitive. The Company's competitors vary in the size, scope and breadth of the products and services they offer. There can be no assurance that competitors will not develop or offer superior products, or that competitive products will not be preferred by the Company's customers. Several of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. In the future, additional competitors could enter the market and compete with the Company. Most of the Company's sales are derived from competitive procurement processes managed directly by sophisticated customers or consultants that require specific, highly detailed presentations from several qualified vendors. There can be no assurance that future competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

    PROPRIETARY RIGHTS. The Company's success is dependent to a significant extent on its ability to maintain the confidentiality of proprietary and confidential software incorporated in its products and distributed under license agreements. The Company currently relies on a combination of trade secret and copyright laws, software security measures, license agreements and nondisclosure agreements to establish and protect its proprietary rights. However, there can be no complete assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions do not prevent independent third-party development of competitive technology or products. In the past, the Company has sold source code to its customers. This may increase the risk of unauthorized use of such software. Any infringement or misappropriation of the Company's proprietary software could adversely affect the Company's ability to retain and attract new customers in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense to enforce the Company's proprietary rights.

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

    RECENT LOSSES; ACCUMULATED DEFICIT. The Company incurred net losses of $596,000, $839,000, and $3,856,000 for the fiscal years ended September 30, 1999, 1998, and 1997, respectively. As of September 30, 1999, the Company had an accumulated deficit of $6,940,000. The Company has yet to achieve significant levels of profitability and there can be no assurance that the Company will be profitable in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Financial Statements:
Report of Independent Public Accountants....................  23
Consolidated Balance Sheets as of September 30, 1999 and
  1998......................................................  24
Consolidated Statements of Operations for the fiscal years
  ended
  September 30, 1999, 1998 and 1997.........................  25
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended
  September 30, 1999, 1998 and 1997.........................  26
Consolidated Statements of Cash Flows for the fiscal years
  ended
  September 30, 1999, 1998 and 1997.........................  27
Notes to Consolidated Financial Statements..................  28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Health Systems Design Corporation:

    We have audited the accompanying consolidated balance sheets of Health Systems Design Corporation (a Delaware corporation) and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Design Corporation and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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

                                  ARTHUR ANDERSEN LLP

San Francisco, California
November 24, 1999

                       HEALTH SYSTEMS DESIGN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 4,176    $ 9,441
  Short-term marketable securities..........................    5,029         --
  Accounts receivable, net of allowance for doubtful
    accounts of
    $325 and $525 at September 30, 1999 and 1998,
    respectively............................................    4,440      5,646
  Unbilled revenue..........................................    6,007      2,405
  Prepaid expenses..........................................      272        384
                                                              -------    -------
    Total current assets....................................   19,924     17,876
                                                              -------    -------
Property and equipment:
  Computer equipment........................................    4,148      3,740
  Office furniture and other................................    2,320      1,407
                                                              -------    -------
    Total property and equipment............................    6,468      5,147
    Less: accumulated depreciation..........................   (3,561)    (2,300)
                                                              -------    -------
    Net property and equipment..............................    2,907      2,847
Deposits and other assets...................................      623        118
Software development costs, net of accumulated amortization
  of
  $1,245 and $927 at September 30, 1999 and 1998,
  respectively..............................................    3,330      2,787
                                                              -------    -------
    Total assets............................................  $26,784    $23,628
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   878    $ 1,137
  Accrued liabilities.......................................    3,502      2,171
  Current portion of capital lease obligations..............      294         --
  Unearned revenue..........................................    4,700      2,728
                                                              -------    -------
    Total current liabilities...............................    9,374      6,036
  Capital lease obligations, net of current portion.........      262         --
                                                              -------    -------
    Total liabilities.......................................    9,636      6,036
                                                              -------    -------

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none outstanding............................       --         --
  Common stock, $.001 par value, 20,000,000 shares
    authorized,
    6,730,858 shares and 6,673,307 shares issued and
    outstanding at
    September 30, 1999 and 1998, respectively...............        7          7
  Additional paid-in capital................................   24,122     23,986
  Treasury stock, 2,054 shares..............................      (29)       (29)
  Deferred compensation.....................................      (12)       (28)
  Retained deficit..........................................   (6,940)    (6,344)
                                                              -------    -------
    Total stockholders' equity..............................   17,148     17,592
                                                              -------    -------
    Total liabilities and stockholders' equity..............  $26,784    $23,628
                                                              =======    =======

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues:
  System sales..............................................   $24,921     $22,329     $14,269
  Services and other........................................     4,500       3,525       2,497
                                                               -------     -------     -------
    Total revenues..........................................    29,421      25,854      16,766
Cost of revenues............................................    10,611       8,675       7,064
                                                               -------     -------     -------
    Gross margin............................................    18,810      17,179       9,702
                                                               -------     -------     -------
Operating expenses:
  General and administrative................................     5,105       7,155       4,077
  Sales and marketing.......................................     4,932       4,527       4,332
  Product development.......................................     9,011       6,669       5,821
  Expenses related to replacement of Chief Executive
  Officer...................................................       734          --          --
                                                               -------     -------     -------
    Total operating expenses................................    19,782      18,351      14,230
                                                               -------     -------     -------
    Loss from operations....................................      (972)     (1,172)     (4,528)
Interest, net...............................................       411         453         673
                                                               -------     -------     -------
    Loss before provision for income taxes..................      (561)       (719)     (3,855)
Provision for income taxes..................................       (35)       (120)         (1)
                                                               -------     -------     -------
Net loss....................................................   $  (596)    $  (839)    $(3,856)
                                                               =======     =======     =======
Net loss per share:
  Basic.....................................................   $ (0.09)    $ (0.13)    $ (0.60)
                                                               =======     =======     =======
  Diluted...................................................   $ (0.09)    $ (0.13)    $ (0.60)
                                                               =======     =======     =======
Weighted average common shares outstanding:
  Basic.....................................................     6,706       6,589       6,479
                                                               =======     =======     =======
  Diluted...................................................     6,706       6,589       6,479
                                                               =======     =======     =======

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      ADDITIONAL                                                TOTAL
                                            COMMON      PAID-IN     TREASURY     DEFERRED      RETAINED     STOCKHOLDERS'
                                SHARES      STOCK       CAPITAL      STOCK     COMPENSATION     DEFICIT        EQUITY
                               ---------   --------   -----------   --------   ------------   -----------   -------------
Balance, September 30,
  1996.......................  6,433,766    $6,434    $22,842,130   $(28,500)    $(59,039)    $(1,649,018)   $21,112,007
Exercise of options to
  purchase common stock......     99,640        99        187,422         --           --              --        187,521
Amortization of deferred
  compensation...............         --        --             --         --       15,760              --         15,760
Net loss.....................         --        --             --         --           --      (3,856,304)    (3,856,304)
                               ---------    ------    -----------   --------     --------     -----------    -----------
Balance, September 30,
  1997.......................  6,533,406     6,533     23,029,552    (28,500)     (43,279)     (5,505,322)    17,458,984
Exercise of options to
  purchase common stock......    132,702       133        912,147         --           --              --        912,280
Issuance of shares under
  employee stock purchase
  plan.......................      7,199         7         44,405         --           --              --         44,412
Amortization of deferred
  compensation...............         --        --             --         --       15,760              --         15,760
Net loss.....................         --        --             --         --           --        (839,085)      (839,085)
                               ---------    ------    -----------   --------     --------     -----------    -----------
Balance, September 30,
  1998.......................  6,673,307     6,673     23,986,104    (28,500)     (27,519)     (6,344,407)    17,592,351
Exercise of options to
  purchase common stock......     17,000        17         27,803         --           --              --         27,820
Exercise of warrants to
  purchase common stock......     23,000        23         24,977         --           --              --         25,000
Issuance of shares under
  employee stock purchase
  plan.......................     17,551        18         83,157         --           --              --         83,175
Amortization of deferred
  compensation...............         --        --             --         --       15,760              --         15,760
Net loss.....................         --        --             --         --           --        (596,088)      (596,088)
                               ---------    ------    -----------   --------     --------     -----------    -----------
Balance, September 30,1999...  6,730,858    $6,731    $24,122,041   $(28,500)    $(11,759)    $(6,940,495)   $17,148,018
                               =========    ======    ===========   ========     ========     ===========    ===========

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    FISCAL YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net Loss..................................................  $  (596)   $  (839)   $(3,856)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Allowance for doubtful accounts.........................     (200)       332         93
    Depreciation and amortization...........................    2,473      1,536      1,036
    Loss on sale of assets..................................       17        180         10
    Amortization of deferred compensation...................       16         16         16
    Changes in current assets and liabilities:
      Accounts receivable...................................    1,406       (770)    (1,639)
      Unbilled revenue......................................   (3,602)    (1,411)       475
      Prepaid expenses......................................      112        184       (141)
      Accounts payable......................................     (259)       (65)       509
      Accrued liabilities...................................    1,331        430        994
      Unearned revenue......................................    1,972      1,053        473
                                                              -------    -------    -------
        Net cash provided by (used in) operating
        activities..........................................    2,670        646     (2,030)
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (880)    (1,052)    (1,487)
  Proceeds from sale of property and equipment..............       82         20          3
  Purchases of short-term marketable securities, net........   (5,029)        --         --
  Capitalization of software development costs..............   (1,689)    (2,333)      (685)
  Deposits and other assets.................................     (505)         9        (44)
                                                              -------    -------    -------
        Net cash used in investing activities...............   (8,021)    (3,356)    (2,213)
                                                              -------    -------    -------
Cash flows from financing activities:
  Repayments of capital lease obligations...................      (50)        --         (4)
  Proceeds from issuance of common stock to employees.......       83         44         --
  Proceeds from exercise of common stock options............       28        912         --
  Proceeds from exercise of common stock warrants...........       25         --        188
                                                              -------    -------    -------
        Net cash provided by financing activities...........       86        956        184
                                                              -------    -------    -------
        Net decrease in cash................................   (5,265)    (1,754)    (4,059)
Cash and cash equivalents at beginning of year..............    9,441     11,195     15,254
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 4,176    $ 9,441    $11,195
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Acquisition of fixed assets with capital leases...........  $   606    $    --    $    --
  Interest paid.............................................  $     5    $    --    $    --
  Taxes paid................................................  $    35    $   117    $     1

        The accompanying notes are an integral part of these statements

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Health Systems Design Corp. was incorporated in the State of California on July 1, 1988. In February 1996, the Company was reorganized as Health Systems Design Corporation (the "Company"), a Delaware holding corporation which owns 100% of the stock of Health System Design Corp., the California corporation. The Company is a provider of health benefits information systems software to organizations that administer health benefits. The Company introduced its first internally developed product, DIAMOND-REGISTERED TRADEMARK- 725, in fiscal 1992 followed by DIAMOND-REGISTERED TRADEMARK- 950C/S in fiscal 1995.

    Substantially all of the Company's operations are in one industry segment: developing and selling health benefits information systems. Therefore, no industry segment information is presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Health Systems Design Corporation and its subsidiary. All intercompany accounts and transactions have been eliminated.

CASH, CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES

    The Company considers cash and cash equivalents to be all highly liquid investments with an original maturity of less than three months from the date of purchase. Short-term marketable securities generally consist of highly liquid securities with original maturities in excess of 90 days. The Company has classified its short-term marketable securities as "held to maturity." The cost of these securities closely approximates their "fair market value" at September 30, 1999.

CUSTOMER CONCENTRATION

    The Company earned 58%, 31% and 35% of its revenue from two customers in fiscal 1999, 1998, and 1997, respectively. In fiscal 1999, Blue Shield of California represented 41% of total revenues while Kaiser Permanente represented 17% of total revenues. In fiscal 1998, Kaiser Permanente represented 20% of total revenues while Covation Health Services represented 11% of total revenues. In fiscal 1997, Blue Cross/Blue Shield of Florida represented 23% of total revenues while Blue Cross/Blue Shield of North Carolina represented 12% of total revenues. No other customers exceed 10% of total revenues in any of the years presented.

    In addition, at September 30, 1999, a total of 52% of accounts receivable, 95% of unbilled revenue and 75% of unearned revenue is related to Blue Shield of California and Kaiser Permanente.

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

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company addresses this risk through its contract approval process and periodic evaluation of its accounts receivable.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The Company adopted SFAS No. 131 for the fiscal year ended September 30, 1998.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters beginning after June 15, 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements taken as a whole.

    In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" which extended the required adoption date for SFAS No. 133 to fiscal years beginning after June 15, 2000.

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

REVENUE RECOGNITION

    The Company licenses its internally developed software products and other software products directly to end-users and indirectly through remarketers, under the terms of product license contracts. The Company also generates revenues from sales of implementation services, fees for product enhancement, post-contract support, consulting services, reselling hardware and third party products, and training services performed for customers who license the Company's products.

    If the contract does not require significant production or customization of software, license revenue is recognized when all the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed and determinable, and collection is probable. The Company generally recognizes DIAMOND-REGISTERED TRADEMARK- 725 license revenue upon shipment of the software to end users, as no significant production or

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

customization of this software is required, and the installation period is relatively short. The Company generally recognizes DIAMOND-REGISTERED TRADEMARK-950C/S license revenue on a percentage-of-completion basis based on the labor hours required to implement the system, as this software generally requires an extended installation period and can require significant enhancements. If the software license agreement provides for acceptance criteria that extend beyond the published specifications of the applicable product, then revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

    Implementation, consulting and training fees are billed either on an hourly or a monthly basis and are recognized as services are rendered. Third party software and hardware are typically billed and recognized as revenue when delivered to the end user.

    The Company generally recognizes DIAMOND-REGISTERED TRADEMARK- enhancement revenues on a percentage-of completion basis based on the labor hours required to complete the applicable release project.

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

    In January 1994, the Company entered into a marketing agreement with another company (remarketer), whereby the remarketer sells certain of the Company's products to its customer base. License fees under this agreement are recognized when a contract between the other company and the end-user is executed for DIAMOND-REGISTERED TRADEMARK- 725 and are recognized for DIAMOND-REGISTERED TRADEMARK- 950C/S upon successful implementation of the system at the remarketer's end-user site. Revenues under term license agreements are recognized ratably over the customer's contract term. Fees for support and other services are recognized as services are rendered. In December 1997, the Company entered into an amendment to the above agreement for the purpose of resolving certain disagreements between the parties, amongst other matters. The amendment provides for a $4 million credit pool against which the remarketer may charge billings for services rendered by the Company, as well as future royalties payable by the remarketer to license the DIAMOND-REGISTERED TRADEMARK-products. As of September 30, 1999, the credit pool had been reduced to approximately $2.4 million.

    During fiscal 1995, the Company entered into an agreement with a customer to create certain product enhancements for them. As part of that same agreement, HSD also agreed to pay the customer a percentage of all future DIAMOND-REGISTERED TRADEMARK- 950C/S sales, which met certain criteria and which included the customer's enhancements in the release. The royalty, however, was not to exceed the enhancement fees paid to HSD by the customer. In April of 1999, HSD and the customer amended the agreement to provide for a $700,000 credit pool in lieu of future royalties. At the time of the agreement, HSD had booked sales that would generate royalties exceeding $700,000 over time. The credit pool may be used by the customer to pay for valid enhancement invoices presented in the future. As of September 30, 1999, the credit pool had been reduced to approximately $400,000.

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    Revenue recognized in excess of billings is recorded as an asset (unbilled revenue). Billings in excess of recognized revenue are recorded as a liability (unearned revenue).

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company accounts for capitalized software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to direct costs over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years. Capitalized software development cost amortization was approximately $1,146,000, $345,000, and $192,000 in fiscal 1999, 1998 and 1997, respectively.

PROPERTY AND EQUIPMENT

    Computer equipment and office furniture are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of three and seven years, respectively. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs that do not improve or extend the life of assets are expensed as incurred. The net book value of property and equipment under capital lease obligations was approximately $565,000 at September 30, 1999.

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

NET INCOME (LOSS) PER SHARE

    During 1998, the Company adopted SFAS No. 128, "Earnings per Share". Net income (loss) per share is computed using the weighted average number of shares outstanding. Stock options and warrants totaling 46,113 and 339,172 in fiscal 1999 and 1998, respectively, are excluded from the computation as their effect is antidilutive in fiscal 1999, 1998 and 1997.

RECLASSIFICATIONS

    During the fourth quarter of fiscal 1998 and 1999 management decided to revise its expense classifications and reassign its cost centers to be more consistent with industry standards. This decision resulted in a shift of costs between product development and cost of revenues, as well as between general and administrative expenses and sales and marketing expenses. All prior periods in this filing have been

                       HEALTH SYSTEMS DESIGN CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

reclassified on the same basis. None of these reclassifications had an impact on the loss from operations or the net loss for any period.

3. RELATED PARTY TRANSACTIONS:

    The Company paid approximately $79,000 and $90,000 in consulting fees and out of pocket expenses to a director during the years ended September 30, 1999 and 1998. The Company also paid approximately $56,000 and $67,000 in consulting fees and out of pocket expenses to two other directors during the year ended September 30, 1999. During the year ended September 30, 1999 the Company paid approximately $78,000 for consulting and out of pocket expenses to a Corporation of which the then interim Chief Executive Officer was a principal.

4. LEASE COMMITMENTS:

    Operating leases: The Company is obligated under certain operating leases for office space and certain equipment. Future minimum lease payments for fiscal years ending September 30 are as follows:


2000........................................................  $2,003,000
2001........................................................   1,968,000
2002........................................................   1,900,000
2003........................................................   1,892,000
2004........................................................   1,811,000
                                                              ----------
                                                              $9,574,000
                                                              ==========

    Rent expense under these operating leases was $1,410,000, $1,254,000 and $1,140,000 in fiscal 1999, 1998, 1997, respectively.

    Capital leases: The Company is obligated under a capital lease for office furniture. Future minimum lease payments for fiscal years ending September 30 are as follows:

Fiscal year ended September 30,
-------------------------------
2000........................................................  $ 334,000
2001........................................................    274,000
                                                              ---------
Total minimum lease payments................................    608,000
Less imputed interest.......................................    (52,000)
                                                              ---------
Total.......................................................    556,000
Less current portion........................................   (294,000)
                                                              ---------
Long-term portion...........................................  $ 262,000
                                                              =========

                       HEALTH SYSTEMS DESIGN CORPORATION

5. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Accrued vacation.....................................     449,000      363,000
Accrued commissions..................................     420,000      100,000
Accrued expenses related to replacement of Chief
  Executive Officer..................................     588,000           --
Accrued professional and consulting fees.............     247,000      169,000
Accrual under SMS amendment..........................     781,000      824,000
Accrued bonuses......................................      75,000      242,000
Contract contingencies...............................     524,000      174,000
Other accrued expenses...............................     418,000      299,000
                                                       ----------   ----------
                                                       $3,502,000   $2,171,000
                                                       ==========   ==========

6. INCOME TAXES:

    The provision for income taxes consists of the following:

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                             1999         1998         1997
                                           ---------   ----------   -----------
Current:
  Federal................................  $      --   $       --   $        --
  State..................................     24,000        6,000         1,000
  Foreign................................     11,000      114,000            --
Deferred:
  Federal................................   (401,000)    (791,000)   (1,462,000)
  State..................................   (447,000)    (253,000)     (245,000)
Valuation allowance......................    848,000    1,044,000     1,707,000
                                           ---------   ----------   -----------
    Total................................  $  35,000   $  120,000   $     1,000
                                           =========   ==========   ===========

                       HEALTH SYSTEMS DESIGN CORPORATION

6. INCOME TAXES: (CONTINUED)

    Deferred tax liabilities and assets under SFAS 109, which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes, consisted of the following:

                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Cash to accrual basis differences..................  $   291,000   $   581,000
Capitalized software costs.........................    1,326,000     1,110,000
Depreciation.......................................      157,000       257,000
                                                     -----------   -----------
  Gross deferred tax liabilities...................    1,774,000     1,948,000
                                                     -----------   -----------
Research and development credit carryforward.......    1,793,000     1,562,000
Net operating loss carryforward....................    2,637,000     3,211,000
Reserves not deductible for tax in the current
  year.............................................    1,220,000       733,000
                                                     -----------   -----------
  Gross deferred tax assets........................    5,650,000     5,506,000
Valuation allowance................................   (3,876,000)   (3,558,000)
                                                     -----------   -----------
  Net deferred tax asset (liability)...............  $        --   $        --
                                                     ===========   ===========

    The provision for income taxes differed from the amount computed using the statutory federal income tax rate of 34 percent as follows:

                                                                    FISCAL YEAR ENDED
                                                                      SEPTEMBER 30,
                                                          --------------------------------------
                                                            1999           1998           1997
                                                          --------       --------       --------
Statutory U.S. tax rate............................          (34)%          (34)%         (34)%
State taxes........................................           (6)            (6)           (6)
Research and development credit carryforward.......         (109)           (77)           (9)
Foreign tax credit carryforward....................           (2)           (16)           --
Other..............................................            6              4             5
Valuation allowance................................          151            145            44
                                                            ----           ----           ---
                                                               6%            16%           --%
                                                            ====           ====           ===

    For financial reporting purposes, a 100% valuation allowance has been recorded at September 30, 1999 to offset the deferred tax assets recognized under SFAS No. 109 as the Company has historically not achieved significant levels of profitability, and there is inherent uncertainty as to when the Company will achieve future profitability.

    At September 30, 1999, the Company has approximately $7,283,000 and $1,227,000 of federal tax net operating loss carryforward and tax credit carryforward, respectively, which are available to reduce future taxable income of the Company, if any. These carryforwards begin to expire in fiscal 2007.

    Provisions under the Tax Reform Act of 1986 may limit the federal net operating loss carryforward and credits available to be used in any given year in the event of a significant change in ownership, including the March 5, 1996 initial public offering.

    The Company has approximately $2,732,000 and $858,000 of California tax net operating loss carryforward and research and development tax credit carryforward, respectively, which are available to reduce future taxable income of the Company, if any. The carryforwards begin to expire in fiscal 2000.

7. RETIREMENT PLAN:

    The Company maintains a 401(k) retirement plan (the "Plan") for full-time employees. The plan year is from January 1 to December 31, and the discretionary employer contribution is established at the end of the plan year. Participants become fully vested after four years of service, although they vest incrementally on an annual basis until the four-year period is completed. No contributions were made during the fiscal years ended September 30, 1999, 1998 and 1997.

8. STOCK OPTION PLAN AND WARRANTS:

    Effective August 5, 1994, the Company implemented the 1994 Stock Option Plan (1994 Plan) and reserved 500,000 shares of stock for grants. However, since the inception of the 1996 Omnibus Equity Incentive Plan the Company no longer issues stock options on the 1994 Plan.

    On January 2, 1996, the Board of Directors authorized the 1996 Omnibus Equity Incentive Plan (1996 Plan), under which the Company is authorized to grant up to 500,000 shares of common stock to employees and consultants of the Company. The number of authorized shares increased from 900,000 to 1,400,000 during fiscal 1998 and to 1,550,000 during fiscal 1999. The plan allows incentive stock options to be granted to employees only, while nonstatutory stock options may be granted to both employees and consultants. Under the terms of the 1996 plan, incentive stock options to purchase shares of the Company's common stock must be granted at a price equal to the market price of the stock at the date of grant, except for employees who, prior to the grant, own more than 10 percent of the voting power of all stock. The exercise price for such employees must be no less than 110 percent of the market price. For nonstatutory stock options, the exercise price for both employees and consultants will be no less than 85 percent of the market price. Both incentive stock options and nonstatutory stock options may be exercised within ten years from the date of grant, except for employees and consultants who own more than 10 percent of the voting power of all classes of stock. In this case, the options may be exercised within a five-year period. Options generally vest over a five-year period.

    In October 1996, the Company's Board of Directors approved the issuance of 300,000 shares under the Health Systems Design Corporation Employee Stock Purchase Plan (ESP Plan). The Plan allows for employees to purchase the Company's common stock at a 15% discount off the stock's market value as defined under the Plan. Employees began participating in the ESP Plan on January 1, 1998. As of September 30, 1999, the Company had issued 24,750 shares under the ESP plan.

    In March 1997, the Company's stockholders approved the Nonemployee Director Stock Option Plan (Director Plan), which is authorized to grant up to 60,000 shares to nonemployee directors of the Company. Members of the Board of Directors are generally granted 5,000 options on the date of each annual meeting which vest on the first anniversary of that meeting.

    The Company accounts for the above plans under APB Opinion No. 25, under which approximately $79,000, was charged to deferred compensation in the year ended September 30, 1995 because certain options were granted at below the then fair market value of the common stock. This deferred compensation is being amortized over the vesting period of the related options. Amortization of deferred compensation was approximately $16,000 for each of the years ended September 30, 1999, 1998 and 1997 and no other compensation cost has been recognized under APB Opinion No. 25 as all other options have been granted at an option exercise price equal to the market value of common stock on the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss in total and per share would have been changed to the following pro forma amounts:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                              1999          1998          1997
                                                           -----------   -----------   -----------
Net loss:............................  As Reported         $  (596,000)  $  (839,000)  $(3,856,000)
                                       Pro Forma           $(1,759,000)  $(1,689,000)  $(4,180,000)
Net loss per share, basic:...........  As Reported         $     (0.09)  $     (0.13)  $     (0.60)
                                       Pro Forma           $     (0.26)  $     (0.26)  $     (0.65)
Net loss per share, diluted:.........  As Reported         $     (0.09)  $     (0.13)  $     (0.60)
                                       Pro Forma           $     (0.26)  $     (0.26)  $     (0.65)

    The stock option activity under the Stock Option and Equity Incentive Plans during the fiscal years ended September 30, 1999, 1998, and 1997, was as follows:

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                NUMBER OF SHARES                 WEIGHTED   FAIR VALUE
                                  --------------------------------------------   AVERAGE        OF       EXERCISABLE
                                                          DIRECTOR               EXERCISE    OPTIONS       AT END
                                  1996 PLAN   1994 PLAN     PLAN       TOTAL      PRICE      GRANTED      OF PERIOD
                                  ---------   ---------   --------   ---------   --------   ----------   -----------
Outstanding,
  September 30, 1996............    196,750    432,600      5,000      634,350    $6.99                    111,040
Granted.........................    805,250      4,200     10,000      819,450    $7.05        $5.55
Exercised.......................         --    (99,640)        --      (99,640)   $1.85
Canceled........................   (279,450)  (140,940)        --     (420,390)   $9.63
                                  ---------   --------     ------    ---------
Outstanding,
  September 30, 1997............    722,550    196,220     15,000      933,770    $6.39                    268,780
Granted.........................    208,502         --     10,000      218,502    $7.57        $5.77
Exercised.......................   (110,400)   (22,000)        --     (132,400)   $7.04
Canceled........................    (73,500)   (15,450)        --      (88,950)   $8.04
                                  ---------   --------     ------    ---------
Outstanding,
  September 30, 1998............    747,152    158,770     25,000      930,922    $6.41                    284,462
Granted.........................    602,200         --     10,000      612,200    $5.49        $6.03
Exercised.......................     (1,600)   (15,400)        --      (17,000)   $1.64
Canceled........................   (177,752)    (7,700)        --     (185,452)   $6.93
                                  ---------   --------     ------    ---------
Outstanding,
  September 30, 1999............  1,170,000    135,670     35,000    1,340,670    $6.00                    409,341
                                  =========   ========     ======    =========

    At September 30, 1999, 1998 and 1997, the following shares were available for issuance under the Plans.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
1996 Omnibus Equity Incentive Plan..........................  268,000    542,448    177,450
1994 Stock Option Plan......................................  172,670    176,370    160,920
Nonemployee Director Stock Option Plan......................   25,000     35,000     45,000

    As mentioned above, the Company no longer issues stock options under the 1994 Plan, since the inception of the 1996 Plan.

    Options outstanding at September 30, 1999 consist of the following:

                                WEIGHTED         REMAINING
   OPTION       EXERCISE        AVERAGE           AVERAGE         VESTED
   SHARES     PRICE RANGE    EXERCISE PRICE   CONTRACTUAL LIFE    SHARES
  ---------   ------------   --------------   ----------------   --------
      5,400   $  0.00-1.78       $  .30              5.0           5,400
     41,120   $  1.78-3.55       $ 1.97              5.6          32,380
    260,150   $  3.55-5.33       $ 4.73              8.2          74,850
    742,500   $  5.33-7.10       $ 5.92              8.0         186,163
    284,500   $  7.10-8.88       $ 7.81              7.7         104,348
      2,000   $14.20-15.98       $14.75              6.7           1,200
      5,000   $15.98-17.75       $17.75              2.6           5,000
  ---------                                                      -------
  1,340,670                                                      409,341

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk-free weighted average interest rate of 5.0, 5.15, and 6.11 percent, respectively, expected dividend yields of 0 percent, expected lives of 5 years from the date of grant and expected volatility of 105 percent for fiscal years 1999, 98 percent for fiscal 1998, and 103 percent for fiscal 1997.

    In a December 1995 private placement, the Company issued $2,000,000 in notes with warrants to purchase 200,000 shares of the Company's common stock at $5.00 per share. Upon repayment of the notes, the note holders executed warrants to purchase 95,000 shares of the Company's common stock. At September 30, 1998, warrants to purchase 95,000 shares of the Company's common stock were outstanding. In December 1998, 23,000 warrants were exercised and 72,000 warrants expired. At September 30, 1999, no warrants were outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                       HEALTH SYSTEMS DESIGN CORPORATION
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    For a list of Executive Officers see Part I, Item 1. Executive Officers of the Company.

                                                                                            SERVED AS
                                              BUSINESS EXPERIENCE DURING PAST FIVE          DIRECTOR
DIRECTOR                     AGE                  YEARS AND OTHER INFORMATION                 SINCE
--------                   --------           ------------------------------------          ---------
Arthur M. Southam, M.D.       43      President and Chief Executive Officer of the Company    1996
                                      since August 1999. Dr. Southam served as Chief
                                      Executive Officer of Health Net, a health
                                      maintenance organization, from July 1996 to November
                                      1998. From 1993 to July 1996, Dr. Southam was
                                      President and Chief Executive Officer of CareAmerica
                                      Health Plans and from 1986 to 1993 was employed at
                                      CareAmerica Health Plans in a number of capacities,
                                      including Executive Vice President and Chief
                                      Operating Officer.

Richard C. Auger              56      Chairman of the Board of Directors of the Company       1988
                                      since 1988. Mr. Auger is a co-founder of the Company
                                      and served as Executive Director of Product Research
                                      of the Company from August 1997 to July 1998, Chief
                                      Executive Officer of the Company from August 1988 to
                                      August 1997 and President of the Company from August
                                      1988 to January 1996.

Catherine C. Roth             49      Ms. Roth served as Executive Director of Business       1988
                                      Development of the Company from August 1997 to July
                                      1998, President of the Company from January 1996 to
                                      August 1997 and Chief Operating Officer of the
                                      Company from April 1994 to August 1997. From 1988 to
                                      January 1996, Ms. Roth was the Company's Executive
                                      Vice President.

Christopher J. Herron         50      President of Electran Corporation, a software           1997
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

                                                                                            SERVED AS
                                              BUSINESS EXPERIENCE DURING PAST FIVE          DIRECTOR
DIRECTOR                     AGE                  YEARS AND OTHER INFORMATION                 SINCE
--------                   --------           ------------------------------------          ---------
J. Matthew Mackowski          45      Partner of Mackowski & Shepler, a private investment    1992
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

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from October 1, 1998 to September 30, 1999, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with, except that Arthur Southam, M.D. failed to file a Form 4 reflecting such person's change in beneficial ownership. A subsequent Form 5 for the fiscal year was filed timely.

ITEM 11. EXECUTIVE COMPENSATION

    The compensation paid to the Company's Chief Executive Officer and each of the Company's other executive officers who received compensation in excess of $100,000 for services in all capacities to the Company and its subsidiaries during fiscal 1997, 1998 and 1999 (collectively, the "Named Executive Officers"), is set forth below.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION AWARDS
                                                  ANNUAL COMPENSATION              -------------------------------------
                                        ----------------------------------------    RESTRICTED    SECURITIES   ALL OTHER
                                                                  OTHER ANNUAL     STOCK AWARDS   UNDERLYING   COMPENSA-
NAME AND PRINCIPAL POSITION    YEAR      SALARY($)    BONUS($)   COMPENSATION($)       ($)         OPTIONS      TION($)
---------------------------  --------   -----------   --------   ---------------   ------------   ----------   ---------
ARTHUR M. SOUTHAM, M.D.        1999           --           --      $ 60,000(1)              --       35,000           --
President and Chief
Executive Officer since
August 1999

RUSSELL J. HARRISON            1999     $588,000(2)        --            --                 --           --           --
President and Chief            1998     $250,000      $71,875            --                 --           --           --
Executive Officer from         1997     $ 40,702           --            --                 --      350,000           --
August 1997 until
August 1999

STEVEN L. MOORE                1999     $135,000           --            --                 --           --           --
Executive Vice President--     1998     $ 73,176      $50,000      $ 38,120(3)              --       60,000           --
Chief Financial Officer
since March 1998

ROBERT D. ARCHIBALD            1999     $200,000           --            --                 --           --           --
Executive Vice President--     1998     $106,371      $50,000      $249,100(4)              --       75,000           --
Operations since
April 1998

------------------------

(1) Represents amount paid to 2C Solutions, LLC in fiscal 1999 for consulting services. See "Employment Contracts" below.

(2) Includes accrued compensation under the employment agreement.

(3) Represents amount paid to Mr. Moore in fiscal 1998 for consulting services prior to his joining the Company in March 1998.

(4) Represents amount paid to Alta Associates in fiscal 1998 for consulting services prior to his joining the Company in April 1998.

    The following table sets forth certain information regarding stock options granted during fiscal 1999 to the Named Executive Officers. None of the Named Executive Officers received awards of stock appreciation rights during fiscal 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
                                     ------------------------------------------                 POTENTIAL REALIZABLE
                                                      PERCENT OF                                  VALUE AT ASSUMED
                                       NUMBER OF        TOTAL                                   ANNUAL RATES OF STOCK
                                      SECURITIES       OPTIONS                                 PRICE APPRECIATION FOR
                                      UNDERLYING      GRANTED TO    EXERCISE OR                    OPTION TERM(3)
                                        OPTIONS      EMPLOYEES IN   BASE PRICE    EXPIRATION   -----------------------
NAME                                 GRANTED(#)(1)   FISCAL YEAR     ($/SH)(2)       DATE        5%($)        10%($)
----                                 -------------   ------------   -----------   ----------   ----------   ----------
Arthur M. Southam, M.D.............      35,000            6%         $4.5625      8/3/2009     $100,427     $254,501

------------------------

(1) All options granted in fiscal 1999 are subject to a five-year vesting schedule commencing August 1999. Under the terms of the Company's 1996 Omnibus Equity Incentive Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.

(2) All options were granted at fair market value at date of grant.

(3) Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the price at the date of grant, not the stock's current market value) set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock as well as the option holder's continued employment through the vesting period. The potential realizable value calculation assumes that the option holder waits until the end of the option term to exercise the option.

    The following table sets forth certain information with respect to stock option exercises during fiscal 1999 and stock options held by each of the Company's Named Executive Officers as of September 30, 1999.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                                      NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS
                                                                      OPTIONS AT FY-END(#)            AT FY-END($)
                          SHARES ACQUIRED ON                        -------------------------   -------------------------
NAME                         EXERCISE (#)      VALUE REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                      ------------------   ------------------   -------------------------   -------------------------
Arthur M. Southam,
  M.D...................         --                   --                15,000/40,000                  -0-/-0-
Russell J. Harrison.....         --                   --               151,663/198,337                 -0-/-0-
Steven L. Moore.........         --                   --                16,000/44,000                  -0-/-0-
Robert D. Archibald.....         --                   --                20,000/55,000                  -0-/-0-

COMPENSATION OF DIRECTORS

    Directors other than Mr. Mackowski who are not employees of the Company are paid directors fees consisting of $5,000 per year and $1,000 for each Board meeting attended. Directors who attend meetings of the Audit Committee or Compensation Committee receive an additional $1,000 for each meeting not held on the same day as a Board meeting. In addition, under the Nonemployee Director Stock Option Plan, each nonemployee director other than Mr. Mackowski will be granted at the Annual Meeting and at each subsequent annual meeting of stockholders at which such nonemployee director is elected to the Board, an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. Mr. Auger serves as Chairman of the Board and provided consulting services to the Company, receiving $67,050 during fiscal 1999 for such services. Ms. Roth provided consulting services to the Company and received $55,937 during fiscal 1999 for such services. Mr. Auger and Ms. Roth receive a fee of $125 per hour for consulting services to the Company and it is expected that they will continue to provide consulting services to the Company in fiscal 2000.

EMPLOYMENT CONTRACTS

    In 1998, the Company entered into an employment contract with Russell J. Harrison, pursuant to which Mr. Harrison served as Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Harrison received a base salary of $250,000 per year and was eligible to receive an annual cash bonus based upon achieving certain performance goals. The potential bonus level was required to be no less than $150,000. In addition, pursuant to the agreement, Mr. Harrison was granted options to purchase 350,000 shares of the Company's common stock. Mr. Harrison was given a 60 days notice of termination without cause on August 3, 1999. Mr. Harrison's contract requires that he be paid the equivalent of his base salary and other benefits for 18 months and any pro-rated bonus.

    In 1999, the Company entered into a consulting contract with 2C Solutions, LLC for Arthur Southam's services as President and Interim Chief Executive Officer. Dr. Southam is a principal in 2C Solutions, LLC. Pursuant to the agreement, 2C Solutions, LLC received $30,000 per month for Dr. Southam's services, as well as an option to purchase up to 35,000 shares of the Company's common stock. In the event of a change in control of the Company, the options become immediately vested. On November 29, 1999, Dr. Southam was appointed Chief Executive Officer by the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consists of Mr. Mackowski and Mr. Herron. No member of the Compensation Committee has at any time been an officer or employee of the Company or its subsidiary. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of any other company's Board of Directors or compensation committee. No such relationship existed in fiscal 1999.

    Mackowski & Shepler, a private investment partnership of which Mr. Mackowski is a partner and 50% owner, provided financial and strategic advisory services to the Company under an arrangement which commenced in November 1994 and continued to receive $7,500 per month until May 1999. Under this arrangement, Mackowski & Shepler received payments totaling $60,000 in fiscal 1999. After the agreement expired, Mackowski & Shepler provided services totaling $18,506 in fiscal 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

    The following table indicates, as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group, the number of shares and percentage of the Company's stock beneficially owned as of September 30, 1999.

               SHARES BENEFICIALLY OWNED AS OF SEPTEMBER 30, 1999

EXECUTIVE OFFICER OR DIRECTOR                                 NUMBER OF COMMON SHARES   PERCENT
-----------------------------                                 -----------------------   --------
Richard C. Auger(1).........................................       1,566,800              23%

Catherine C. Roth(1)........................................       1,187,600(2)           18%

J. Matthew Mackowski(1).....................................       1,445,053(3)           21%

The D3 Family Fund, L.P(4)..................................         388,000              5.9%

  19605 N.E. 8th Street

  Camas, Washington 98607

Russell J. Harrison.........................................         151,663(5)           2.2%

Christopher J. Herron.......................................              --               --

Arthur M. Southam, M.D......................................          21,000(6)            *

Steven L. Moore.............................................          16,500(7)            *

Robert D. Archibald.........................................          20,000(8)            *

All directors and officers as a group (eight persons).......       4,408,616              65%

------------------------

(*) Less than 1%.

(1) The address of Mr. Auger, Ms. Roth and Mr. Mackowski is 1111 Broadway, Suite 1800, Oakland, California 94607. Each of these persons may be deemed to be a "control person" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission by reason of his stock ownership and positions with the Company.

(2) Includes 248,000 shares of Common Stock held by Ms. Roth's children.

(3) Includes 18,000 shares issuable upon exercise of outstanding stock options exercisable as of September 30, 1999.

(4) Based on Schedule 13D filed with the Company reflecting beneficial ownership as of June 23, 1997.

(5) Includes 151,663 shares issuable upon exercise of outstanding stock options exercisable as of September 30, 1999.

(6) Includes 15,000 shares issuable upon exercise of outstanding stock options exercisable as of September 30, 1999.

(7) Includes 16,500 shares issuable upon exercise of outstanding stock options exercisable as of September 30, 1999.

(8) Includes 20,000 shares issuable upon exercise of outstanding stock options exercisable as of September 30, 1999.

(9) Includes 225,663 shares issuable upon exercise of outstanding stock options exercisable as of September 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE COMPANY

    See "Directors and Executive Officers of the Company--Compensation of Directors," "--Employment Contracts" and "--Compensation Committee Interlocks and Insider Participation"

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) See Index to Consolidated Financial Statements at Item 8. of this report.

EXHIBIT                                         DESCRIPTION
---------------------                           -----------
        3.1             Certificate of Incorporation of the Registrant, as amended
                        (Incorporated by reference from Exhibit 3.1 to Registration
                        Statement No. 333-0094)
        3.2             By-laws of the Registrant (Incorporated by reference from
                        Exhibit 3.2 to Registration Statement No. 333-0094)
        4.1             Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-0094)
       10.1             Office building lease, dated February 24, 1994, as amended, for the Registrant's principal executive offices
                        (Incorporated by reference from Exhibit 10.1 to Registration
                        Statement No. 333-0094)
       10.1.1           Office building lease, dated October 28, 1998, for the
                        Registrant's principal executive offices
       10.2             1994 Equity Incentive Plan (Incorporated by reference from
                        Exhibit 3.1 to Registration Statement No. 333-0094)*
       10.3             1996 Omnibus Equity Incentive Plan (Incorporated by
                        reference from Exhibit 10.3 to Registration Statement
                        No. 333-0094)*
       10.4             Marketing Agreement dated January 31, 1994 between the
                        Registrant and Shared Medical Systems Corporation
                        (Incorporated by reference from Exhibit 10.4 to Registration
                        Statement No. 333-0094)+
       10.4.1           Amendment to HSD/SMS Marketing Agreement, dated December 19,
                        1997+
       10.6             Promissory Note, dated May 31, 1995, issued by the
                        Registrant to SVB (Incorporated by reference from Exhibit
                        10.6 to Registration Statement No. 333-0094)
       10.7             Commercial Security Agreement, dated May 31, 1995, between the Registrant and SVB (Incorporated by reference from
                        Exhibit 10.7 to Registration Statement No. 333-0094)
       10.12            Business Loan Agreement, effective August 22, 1995, between the Registrant and SVB (Incorporated by reference from
                        Exhibit 10.12 to Registration Statement No. 333-0094)
       10.14            Commercial Security Agreement, dated August 15, 1995,
                        between the Registrant and SVB (Incorporated by reference
                        from Exhibit 10.14 to Registration Statement No. 333-0094)
       10.15            Loan Modification Agreement, dated January 4, 1996, to SVB
                        Business Loan Agreement (Incorporated by reference from
                        Exhibit 10.15 to Registration Statement No. 333-0094)
       10.16            Promissory Note, dated May 6, 1994, issued by the Registrant to Wells Fargo Bank, National Association (Incorporated by
                        reference from Exhibit 10.16 to Registration Statement
                        No. 333-0094)
       10.17            Note and Warrant Purchase Agreement dated December 14, 1995 between the Registrant and the Purchasers listed on Exhibit
                        A thereto (Incorporated by reference from Exhibit 10.17 to
                        Registration Statement No. 333-0094)
       10.23            Advisory Agreement dated July 18, 1995 between the
                        Registrant and Mackowski & Shepler (Incorporated by
                        reference from Exhibit 10.23 to Registration Statement
                        No. 333-0094)
       10.24            Form of Indemnification Agreement between the Registrant and its directors and executive officers (Incorporated by
                        reference from Exhibit 10.24 to Registration Statement
                        No. 333-0094)
       10.25            Registrant's 401(k) Plan, as amended (Incorporated by
                        reference from Exhibit 10.25 to Registration Statement
                        No. 333-0094)
       10.26            License Agreement, dated March 25, 1996 between the
                        Registrant and Blue Cross/Blue Shield of Florida
                        (Incorporated by reference from Exhibit 10.26 to
                        Registration Statement No. 333-0094)+

EXHIBIT                                         DESCRIPTION
---------------------                           -----------
       10.27            Master Agreement, dated January 24, 1997 between Registrant and Blue Cross/Blue Shield of North Carolina (Incorporated
                        by reference from Exhibit 10.27 to Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1997)+
       10.28            License Agreement, dated October 20, 1997 between the
                        Registrant and Kaiser Permanente (Incorporated by reference from Exhibit 10.27 to Registrant's Quarterly Report on Form
                        10-Q for the quarter ended December 31, 1997)+
       10.29            Management Contract, dated July 23, 1998 between the
                        Registrant and Russell J. Harrison*
       10.30            License, Implementation and Support agreements, dated
                        December 31, 1998 between Registrant and California
                        Physicians' Services d.b.a. Blue Shield of California
                        (Incorporated by reference from Exhibit 10.30 to
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)+
       10.31            Management Contract, dated August 3, 1999 between the
                        Registrant and 2C Solutions, LLC*
       11.1             Computation of net loss per share
       21.1             List of Subsidiaries
       23.1             Consent of Arthur Andersen LLP
       27               Financial Data Schedule

------------------------

+ Confidential treatment has been granted with respect to portions of this exhibit.

* Indicates, as required by Item 14(a)(3), a management contract or compensation plan required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

(c) See attached Exhibit Index.

(d) The following financial statement schedules are filed as part of this report on page 46.

    SCHEDULE II-VALUATION OF QUALIFYING ACCOUNTS
    All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HEALTH SYSTEMS DESIGN CORPORATION

                                                       By:          /S/ ARTHUR M. SOUTHAM, M.D
                                                            -----------------------------------------
                                                                     Arthur M. Southam, M.D.
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 23, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE & NAME                                TITLE                   DATE
                  ----------------                                -----                   ----
                                                       President and Chief          December 23, 1999
             /s/ ARTHUR M. SOUTHAM, M.D.               Executive Officer
     -------------------------------------------       (principal executive
               Arthur M. Southam, M.D.                 officer)

                /s/ RICHARD C. AUGER                                                December 23, 1999
     -------------------------------------------       Chairman of the Board of
                  Richard C. Auger                     Directors

                                                       Executive Vice President--   December 23, 1999
                 /s/ STEVEN L. MOORE                   Chief Financial Officer
     -------------------------------------------       (principal financial
                   Steven L. Moore                     officer)

                /s/ STEVEN J. CORREIA                  Vice President--Controller   December 23, 1999
     -------------------------------------------       (principal accounting
                  Steven J. Correia                    officer)

                /s/ CATHERINE C. ROTH                                               December 23, 1999
     -------------------------------------------       Director
                  Catherine C. Roth

               /s/ J. MATHEW MACKOWSKI                                              December 23, 1999
     -------------------------------------------       Director
                 J. Mathew Mackowski

               /s/ CHRISTOPHER HERRON                                               December 23, 1999
     -------------------------------------------       Director
                 Christopher Herron

SCHEDULE II

                       HEALTH SYSTEMS DESIGN CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                     BALANCE AT    CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND                   END OF
DESCRIPTION                                            PERIOD       EXPENSES    DEDUCTIONS     PERIOD
-----------                                         ------------   ----------   ----------   ----------
For year ended September 30, 1999:
    Allowance for doubtful accounts...............      $525          290           490         $325
                                                        ----          ---           ---         ----
For year ended September 30, 1998:
    Allowance for doubtful accounts...............      $193          619           287         $525
                                                        ----          ---           ---         ----
For year ended September 30, 1997:
    Allowance for doubtful accounts...............      $100          307           214         $193
                                                        ----          ---           ---         ----