Form 10-Q
period 1999-12-31
HEALTH SYSTEMS DESIGN CORP
filed 2000-02-11
CIK 1005697

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 6,739,158 shares of common stock outstanding as of January 31, 2000.

    Exhibit index is located on page 11

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION
                                     INDEX

                                                                                  PAGE
                                                                                --------
PART I. FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets--December 31, 1999 and                2
                  September 30, 1999..........................................

                  Consolidated Statements of Operations--Three months ended
                  December 31, 1999 and 1998..................................      3

                  Consolidated Statements of Cash Flows--Three months ended
                  December 31, 1999 and September 30, 1999....................      4

                  Notes to Consolidated Financial Statements..................      5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and
                  Results of Operations.......................................      7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................     10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................     $ 4,312        $ 4,176
  Short-term marketable securities..........................       3,512          5,029
  Accounts receivable, net of allowance for doubtful
    accounts of $425 at December 31, 1999, and $325 at
    September 30, 1999, respectively........................       6,839          4,440
  Unbilled revenue..........................................       2,870          6,007
  Prepaid expenses..........................................         327            272
                                                                 -------        -------
    Total current assets....................................      17,860         19,924
                                                                 -------        -------
Property and equipment:
  Computer equipment........................................       4,308          4,148
  Office furniture and other................................       2,428          2,320
                                                                 -------        -------
    Total property and equipment............................       6,736          6,468
    Less: accumulated depreciation..........................      (3,907)        (3,561)
                                                                 -------        -------
    Net property and equipment..............................       2,829          2,907
                                                                 -------        -------
Deposits and other assets...................................         446            623
                                                                 -------        -------
Software development costs, net of accumulated amortization
  of $1,581 at December 31, 1999 and $1,245 at September 30,
  1999, respectively........................................       3,279          3,330
                                                                 -------        -------
    Total assets............................................     $24,414        $26,784
                                                                 =======        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 1,077        $   878
  Accrued liabilities.......................................       2,996          3,481
  Current portion of capital lease obligations..............         301            294
  Unearned revenue..........................................       4,428          4,700
                                                                 -------        -------
    Total current liabilities...............................       8,802          9,353
  Deferred rent.............................................          59             21
  Capital lease obligations, net of current portion.........         183            262
                                                                 -------        -------
    Total liabilities.......................................       9,044          9,636
Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none outstanding............................          --             --
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 6,736,158 and 6,730,858 shares issued and
    outstanding at December 31, 1999 and September 30, 1999,
    respectively............................................           7              7
  Additional paid-in capital................................      24,131         24,122
  Treasury stock, 2,054 shares..............................         (29)           (29)
  Deferred compensation.....................................          (8)           (12)
  Retained deficit..........................................      (8,731)        (6,940)
                                                                 -------        -------
  Total stockholders' equity................................      15,370         17,148
                                                                 -------        -------
    Total liabilities and stockholders' equity..............     $24,414        $26,784
                                                                 =======        =======

                       HEALTH SYSTEMS DESIGN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Revenues:
  System sales..............................................  $ 3,888    $ 4,454
  Services and other........................................    1,282        927
                                                              -------    -------
    Total revenues..........................................    5,170      5,381
Cost of revenues............................................    2,742      2,203
                                                              -------    -------
    Gross margin............................................    2,428      3,178
                                                              -------    -------
Operating expenses:
  General and administrative................................    1,489      1,470
  Sales and marketing.......................................      861      1,193
  Product development.......................................    1,936      2,052
                                                              -------    -------
    Total operating expenses................................    4,286      4,715
                                                              -------    -------
      Loss from operations..................................   (1,858)    (1,537)
Interest, net...............................................       81        112
                                                              -------    -------
    Loss before provision for income taxes..................   (1,777)    (1,425)
Provision for income taxes..................................       14          1
                                                              -------    -------
Net loss....................................................  $(1,791)   $(1,426)
                                                              =======    =======
Net loss per share:
  Basic.....................................................  $ (0.27)   $ (0.21)
                                                              =======    =======
  Diluted...................................................  $ (0.27)   $ (0.21)
                                                              =======    =======
Weighted average common shares outstanding:
  Basic.....................................................    6,734      6,678
                                                              =======    =======
  Diluted...................................................    6,734      6,678
                                                              =======    =======

                       HEALTH SYSTEMS DESIGN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(1,791)   $(1,426)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Allowance for doubtful accounts.........................      100        200
    Depreciation and amortization...........................      758        490
    Gain on sale of assets..................................       --          7
    Amortization of deferred liabilities....................       41          4
    Changes in current assets and liabilities:
      Accounts receivable...................................   (2,499)    (1,625)
      Unbilled revenue......................................    3,137       (798)
      Prepaid expenses......................................      (55)       (44)
      Accounts payable......................................      199       (116)
      Accrued liabilities...................................     (485)        20
      Unearned revenue......................................     (272)     2,986
                                                              -------    -------
        Net cash used in operating activities...............     (867)      (302)
                                                              -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (268)      (124)
  Proceeds from sale of property and equipment..............       --         75
  Sales of short-term marketable securities, net............    1,517         --
  Capitalization of software development costs..............     (361)      (684)
  Deposits and other assets.................................      177       (100)
                                                              -------    -------
    Net cash provided by (used in) investing activities.....    1,065       (833)
                                                              -------    -------
Cash flows from financing activities:
  Repayments of capital lease obligations...................      (71)        --
  Proceeds from exercise of common stock options............        9          9
  Proceeds from exercise of common stock warrants...........       --         25
                                                              -------    -------
    Net cash provided by (used in) financing activities.....      (62)        34
                                                              -------    -------
    Net increase (decrease) in cash.........................      136     (1,101)
Cash and cash equivalents at beginning of period............    4,176      9,440
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 4,312    $ 8,339
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $     8    $    --
  Taxes paid................................................  $     8    $     1

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended
December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's Form 10-K Annual Report.

2. REVENUE RECOGNITION

    The Company licenses its internally developed software products and other software products and other software products directly to end-users and indirectly though remarketers, under the terms of product license contracts. The Company also generates revenues from sales of implementation services, fees for product enhancement, post-contract support, consulting services and training services performed for customers who license the Company's products and reselling hardware and third party products. Contracts with customers could be terminated under certain circumstances and revenues recognized could be refundable upon termination in certain cases, including breach of contract. The termination of significant customer contracts could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

    The Company generally recognizes DIAMOND-REGISTERED TRADEMARK- enhancement revenues on a percentage-of-completion basis based on the labor hours required to complete the applicable release project.

    Post-contract support services are billed on a monthly basis. Customers who purchase post-contract support services under maintenance agreements have the right to receive unspecified product updates and upgrades. Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included free or at a discount in a license agreement,

                       HEALTH SYSTEMS DESIGN CORPORATION

                               DECEMBER 31, 1999

2. REVENUE RECOGNITION (CONTINUED)

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

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company accounts for capitalized software costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to direct costs over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed
3 years. Capitalized software development cost amortization was approximately $412,000 and $173,000 for three months ended December 31, 1999 and 1998, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Health Systems Design Corporation (the Company) provides health benefits information systems software to a broad range of organizations that administer health benefits. The Company's principal product line, DIAMOND-REGISTERED TRADEMARK- consists of DIAMOND-REGISTERED TRADEMARK- 725 AND DIAMOND-REGISTERED TRADEMARK- 950C/S. The Company's principal software products, DIAMOND-REGISTERED TRADEMARK-, enable organizations to manage information about members, employer groups, providers, benefit plans, referrals and authorizations and health care services. DIAMOND-REGISTERED TRADEMARK- supports a wide range of administrative and financial transactions related to provider reimbursement, premium billing, customer service, patient care management and a variety of other functions.

    The Company's revenues are derived from licensing
DIAMOND-REGISTERED TRADEMARK- products, providing the associated implementation, product enhancements, post-contract support, consulting services and training services and reselling hardware and third party products. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes
DIAMOND-REGISTERED TRADEMARK- 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system. The Company's ability to make individual system sales in a particular period will significantly impact its financial performance in future periods. As the Company has pursued larger system sales (DIAMOND-REGISTERED TRADEMARK- 950C/S), it has seen and expects to continue to see variability in the recognition of system sales revenue. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes DIAMOND-REGISTERED TRADEMARK- 725 license revenue upon shipment of the software to end users. Implementation, post-contract support, consulting fees and training are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party products are typically billed and recognized as revenues when delivered to the client. Significant portions of system revenues recognized in the three months ended December 31, 1999 resulted from license sales executed in prior periods.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $5,170,000 and $5,381,000 for the three months ended December 31, 1999 and 1998, respectively, representing a decrease of 4%. Two customers accounted for approximately 38% and 32% of total revenues for the three months ended December 31, 1999 and 1998, respectively. Blue Shield of California represented 20% while Kaiser Permanente represented 18% for the three months ended December 31, 1999. Kaiser Permanente represented 21% while the Ohio Department of Mental Health represented 11% of total revenues for the three months ended December 31, 1998. No other customers exceed 10% of total revenues in the periods presented.

    In the three months ended December 31, 1999, the Company experienced lower license and implementation booking relative to the three months ended
December 31, 1998. The Company expects this slowdown in bookings to have a negative impact on revenues in the next two quarters of fiscal 2000.

    In addition, at December 31, 1999, a total of 67% of accounts receivable, 66% of unbilled revenue and 72% of unearned revenue is related to Blue Shield of California and Kaiser Permanente.

    SYSTEM SALES. System sales revenues consist of license fees for the Company's products, implementation and enhancement fees, and revenues associated with reselling third-party software and hardware. System sales revenues were $3,888,000 and $4,454,000 for the three months ended December 31, 1999 and 1998, respectively, representing a decrease of 13%. The decrease in system sales revenue is due primarily to lower bookings in previous quarters.

    SERVICES AND OTHER. Services and other revenues are comprised of system support, consulting and training revenues. Services and other revenues were $1,282,000 and $927,000 for the three months ended December 31, 1999 and 1998, respectively, representing an increase of 38%. The increase in services and other revenues was due primarily to an increase in support fees resulting from the Company's larger installed DIAMOND-REGISTERED TRADEMARK- 950C/S customer base.

    COST OF REVENUES. Cost of revenues was $2,742,000 and $2,203,000 for the three months ended December 31, 1999 and 1998, respectively, representing an increase of 24%. Cost of revenues increased from 41% of total revenues in the three months ended December 31, 1998 to 53% of total revenues in the three months ended December 31, 1999. No long-term trend should be implied from either of these period to period comparisons. Costs of revenues increased primarily due to increases in amortization expense, personnel costs and rent.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,489,000 and $1,470,000 for the three months ended December 31, 1999 and 1998, respectively, representing an increase of 1%. General and administrative expenditures as a percentage of total revenues for the three months ended December 31, 1999 and 1998 were 29% and 27%, respectively. General and administrative expenses include the salaries and benefits associated with general management, finance and administration and allocated facilities costs.

    SALES AND MARKETING. Sales and marketing expenditures were $861,000 and $1,193,000 for the three months ended December 31, 1999 and 1998, respectively, representing a decrease of 28%. Sales and marketing expenditures as a percentage of revenues for the three months ended December 31, 1999 and 1998 were 17% and 22%, respectively. The decreases in sales and marketing expenditures during the period were primarily due to a decrease in personnel costs, commissions and marketing activities.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $1,936,000 and $2,052,000 for the three months ended December 31, 1999 and 1998, respectively, representing a decrease of 6%. Product development expenditures as a percentage of revenues for the three months ended December 31, 1999 and 1998 was 37% and 38%, respectively. The Company believes that product development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

    The Company capitalized $361,000 and $684,000 of product development costs in the three months ended December 30, 1999 and 1998, respectively. Capitalized product development expenditures as a percentage of total product expenditures were 16% and 25% for the three months ended December 31, 1999 and 1998, respectively. The decrease in product development costs capitalized, for the three months ended December 31, 1999, is due primarily to stage of development of major releases. The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers.

    INTEREST INCOME AND EXPENSE. Interest income, net of interest expense, was $81,000 and $112,000 for the three months ended December 31, 1999 and 1998, respectively. The decrease in interest income, net of expense, was primarily due to the amount of cash invested and interest paid on capital lease obligations. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $14,000 and $1,000 for the three months ended December 31, 1999 and 1998 respectively. The increase in the provision for income taxes was due to recording higher state taxes then in the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $867,000 and $302,000 during the three months ended December 31, 1999 and 1998, respectively. The increase in cash used by operating activities, as compared to the three months ended December 31, 1998, resulted primarily from an increased loss,an increase in accounts receivable and a decrease in accrued liabilities partially offset by a decrease in unbilled revenue.

    Net cash provided by (used in) investing activities was $1,065,000 and ($833,000) during the three months ended December 31, 1999 and 1998, respectively. The increase in cash provided by investing activities, as compared to the three months ended December 31, 1998, consisted primarily of sales of short-term marketable securities during the current period.

    Net cash provided by (used in) financing activities was ($62,000) and $34,000 during the three months ended December 31, 1999 and 1998, respectively. The increase in cash used by financing activities, as compared to the three months ended December 31, 1998, was primarily due to repayments on a capital lease obligation.

    As of December 31, 1999 and 1998, the Company had cash and cash equivalents in the amounts of $4,312,000 and $8,339,000 respectively.

    The company believes that available funds and cash flows from operations and short-term marketable securities will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

YEAR 2000 ISSUES

    In early fiscal 1997, the Company conducted an overall assessment of the DIAMOND-REGISTERED TRADEMARK- products, as well as its internal computer systems, to determine if there were any issues related to the change to the Year 2000. The Company inventoried and made inquiries of vendors, as well as tested the DIAMOND-REGISTERED TRADEMARK- products for potential issues. Since
January 1, 2000, the company has not encountered any material issues relating to the Year 2000. The costs associated with correcting reported issues have not been and are not expected to be material.

    As described above, some Year 2000 issues may not be discovered until well after January 1, 2000. The Company intends to continue to prioritize reports of such issues and correct significant related problems.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
  1995:

    Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities and Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors. Such risks and uncertainties include Healthcare and Government Regulation; dependence of the Company's results of operations on certain large customers; variability of operating results due to the long sales cycle and implementation period of the Company's products; the Company's dependence on a single product line; the dynamic nature of the market in which the Company's product line competes; development of new products and enhancements to the current product; risk of acquisition; the Company's ability to attract and retain qualified personnel and other risks described in the Company's other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                        Management Contract, dated January 13, 2000 between the
 10.32                  Registrant and 2C Solutions, LLC
 11.1                   Statement re: computation of earnings per share
 27                     Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HEALTH SYSTEMS DESIGN CORPORATION
Date: February 11, 2000
                                                       By:            /s/ ARTHUR M. SOUTHAM
                                                            -----------------------------------------
                                                                        Arthur M. Southam,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ STEVEN L. MOORE
                                                            -----------------------------------------
                                                                         Steven L. Moore,
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS

       EXHIBIT          DESCRIPTION
---------------------   -----------
        10.32           Management Contract, dated January 13, 2000 between the
                        Registrant and 2C Solutions, LLC

        11.1            Computation of net loss per share

        27              Financial Data Schedule