Form 10-Q
period 2000-03-31
HEALTH SYSTEMS DESIGN CORP
filed 2000-05-12
CIK 1005697

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27502

                            ------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3235734
    (State or other Jurisdiction of              (I.R.S. Employer Identification
    Incorporation or Organization)                           Number)

  1111 BROADWAY, OAKLAND, CALIFORNIA                          94607
    (Address of principal executive                         (Zip code)
               offices)

                                 (510) 251-1330
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 6,742,728 shares of common stock outstanding as of April 30, 2000.

    Exhibit index is located on page 12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTH SYSTEMS DESIGN CORPORATION

                                     INDEX

                                                                                  PAGE
                                                                                --------
PART I. FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets--March 31, 2000 and
                  September 30, 1999..........................................      2

                  Consolidated Statements of Operations--Three and Six months
                  ended March 31, 2000 and 1999...............................      3

                  Consolidated Statements of Cash Flows--Six months ended
                  March 31, 2000 and 1999.....................................      4

                  Notes to Consolidated Financial Statements..................      5

                  Management's Discussion and Analysis of Financial Condition
         Item 2.  and Results of Operations...................................      7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................     12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       HEALTH SYSTEMS DESIGN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2000            1999
                                                              -----------   --------------
                                                              (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  3,738        $  4,176
  Short-term marketable securities..........................      3,545           5,029
  Accounts receivable, net of allowance for doubtful
    accounts of $425 at March 31, 2000, and $325 at
    September 30, 1999, respectively........................      8,265           4,440
  Unbilled revenue..........................................        564           6,007
  Prepaid expenses..........................................        375             272
                                                               --------        --------
    Total current assets....................................     16,487          19,924
                                                               --------        --------

Property and equipment:
  Computer equipment........................................      4,320           4,148
  Office furniture and other................................      2,429           2,320
                                                               --------        --------
    Total property and equipment............................      6,749           6,468
                                                               --------        --------
    Less: accumulated depreciation..........................     (4,226)         (3,561)
                                                               --------        --------
    Net property and equipment..............................      2,523           2,907
                                                               --------        --------
Deposits and other assets...................................        433             623
                                                               --------        --------
Software development costs, net of accumulated amortization
  of $1,992 at March 31, 2000 and $1,245 at September 30,
  1999, respectively........................................      3,624           3,330
                                                               --------        --------
    Total assets............................................   $ 23,067        $ 26,784
                                                               ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    969        $    878
Accrued liabilities.........................................      2,138           3,481
Current portion of capital lease obligations................        308             294
Unearned revenue............................................      4,344           4,700
                                                               --------        --------
    Total current liabilities...............................      7,759           9,353
  Deferred rent.............................................         96              21
  Capital lease obligations, net of current portion.........        103             262
                                                               --------        --------
    Total liabilities.......................................      7,958           9,636

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none outstanding............................         --              --
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 6,742,728 and 6,730,858 shares issued and
    outstanding at March 31, 2000 and September 30, 1999,
    respectively............................................          7               7
  Additional paid-in capital................................     24,157          24,122
  Treasury stock, 2,054 shares..............................        (29)            (29)
  Deferred compensation.....................................         (4)            (12)
  Retained deficit..........................................     (9,022)         (6,940)
                                                               --------        --------
  Total stockholders' equity................................     15,109          17,148
                                                               --------        --------
    Total liabilities and stockholders' equity..............   $ 23,067        $ 26,784
                                                               ========        ========

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               MARCH 31,             MARCH 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenues:
  System sales..........................................  $ 4,765    $ 6,377    $ 8,653    $ 10,831
  Services and other....................................    1,355      1,408      2,637       2,335
                                                          -------    -------    -------    --------
    Total revenues......................................    6,120      7,785     11,290      13,166
Cost of revenues........................................    2,928      2,469      5,670       4,672
                                                          -------    -------    -------    --------
    Gross margin........................................    3,192      5,316      5,620       8,494
                                                          -------    -------    -------    --------
Operating expenses:
  General and administrative............................    1,333      1,387      2,822       2,857
  Sales and marketing...................................      897      1,345      1,758       2,538
  Product development...................................    1,336      2,442      3,272       4,494
                                                          -------    -------    -------    --------
    Total operating expenses............................    3,566      5,174      7,852       9,889
                                                          -------    -------    -------    --------
      Income (loss) from operations.....................     (374)       142     (2,232)     (1,395)
                                                          -------    -------    -------    --------
Interest, net...........................................       87         97        168         209
                                                          -------    -------    -------    --------
  Income (loss) before provision for income taxes.......     (287)       239     (2,064)     (1,186)
Provision for income taxes..............................        4         12         18          13
                                                          -------    -------    -------    --------
Net income (loss).......................................  $  (291)   $   227    $(2,082)   $ (1,199)
                                                          =======    =======    =======    ========

Net income (loss) per share:
  Basic.................................................  $ (0.04)   $  0.03    $ (0.31)   $  (0.18)
                                                          =======    =======    =======    ========
  Diluted...............................................  $ (0.04)   $  0.03    $ (0.31)   $  (0.18)
                                                          =======    =======    =======    ========
Weighted average common shares outstanding:
  Basic.................................................    6,742      6,704      6,738       6,690
                                                          =======    =======    =======    ========
  Diluted...............................................    6,742      6,754      6,738       6,690
                                                          =======    =======    =======    ========

                       HEALTH SYSTEMS DESIGN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(2,082)   $ (1,199)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Allowance for doubtful accounts.........................      100          25
    Depreciation and amortization...........................    1,495       1,142
    Loss on sale of assets..................................       --           8
    Amortization of deferred rent...........................       75          --
    Changes in current assets and liabilities:
      Accounts receivable...................................   (3,925)        275
      Unbilled revenue......................................    5,443         809
      Prepaid expenses......................................     (103)       (146)
      Accounts payable......................................       91          (5)
      Accrued liabilities...................................   (1,343)       (343)
      Unearned revenue......................................     (356)      1,894
                                                              -------    --------
        Net cash provided by (used in) operating
          activities........................................     (605)      2,460
                                                              -------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (281)       (259)
  Proceeds from sale of property and equipment..............       --          75
  Sales of short-term marketable securities, net............    1,484          --
  Capitalization of software development costs..............   (1,117)       (870)
  Deposits and other assets.................................      190        (445)
                                                              -------    --------
    Net cash provided by (used in) investing activities.....      276      (1,499)
                                                              -------    --------
Cash flows from financing activities:
  Repayments of capital lease obligations...................     (144)         --
  Proceeds from issuance of common stock to employees.......       21          53
  Proceeds from exercise of common stock options............       14           9
  Proceeds from exercise of common stock warrants...........       --          25
                                                              -------    --------
    Net cash provided by (used in) financing activities.....     (109)         87
                                                              -------    --------
    Net increase (decrease) in cash.........................     (438)      1,048
Cash and cash equivalents at beginning of period............    4,176       9,440
                                                              -------    --------
Cash and cash equivalents at end of period..................  $ 3,738    $ 10,488
                                                              =======    ========

Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    24    $     --
  Taxes paid................................................  $    13    $     13

                       HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's Form 10-K Annual Report.

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

3.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company accounts for capitalized software costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to direct costs over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years. Capitalized software development cost amortization was approximately $823,000 and $492,000 for the six months ended March 31, 2000 and 1999, respectively.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption is not expected to have a significant effect on the Company's results of operations or financial position.

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

    The Company's revenues are derived from licensing
DIAMOND-Registered Trademark- products, providing the associated implementation, product enhancements, post-contract support, consulting services and training services and reselling hardware and third party products. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes
DIAMOND-Registered Trademark- 950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system. The Company's ability to make individual system sales in a particular period will significantly impact its financial performance in future periods. As the Company has pursued larger system sales (DIAMOND-Registered Trademark- 950C/S), it has seen and expects to continue to see variability in the recognition of system sales revenue. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes DIAMOND-Registered Trademark- 725 license revenue upon shipment of the software to end users. Implementation, post-contract support, consulting fees and training are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party products are typically billed and recognized as revenues when delivered to the client. Significant portions of system revenues recognized in the six months ended March 31, 2000 resulted from license sales executed in prior periods.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues were $6,120,000 and $7,785,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 21%. Total revenues were $11,290,000 and $13,166,000 for the six months ended March 31, 2000 and 1999, respectively, representing a decrease of 14%. Three customers accounted for approximately 58% and 52% of total revenues for the three months and six months ended March 31, 2000, respectively. Covation LLC represented 29% and 18%, Blue Shield of California represented 12% and 16% and Kaiser Permanente represented 17% and 18% of total revenues for the three and six months ended March 31, 2000, respectively. The decrease in total revenues is due to lower bookings of new systems partially offset by an increase in services and other revenues. No other customers exceed 10% of total revenues in the periods presented. In addition, at March 31, 2000, a total of 70% of accounts receivable and 58% of unearned revenue is related to Covation LLC, Blue Shield of California and Kaiser Permanente. Two customers accounted for approximately 59% and 46% of total revenues for the three and six months ended March 31, 1999, respectively. Blue Shield of California represented 43% and 28%, while Kaiser Permanente represented 16% and 18% of total revenues for the three and six months ended March 31, 1999, respectively.

    In the six months ended March 31, 2000, the Company experienced lower license and implementation bookings relative to the six months ended March 31, 1999. The Company expects this slowdown in bookings to have a negative impact on revenues in the future. Unbilled revenues decreased from September 30, 1999 due to a significant billing during the six months ended March 31, 2000 and due to the effect of the slow down in bookings mentioned above.

    SYSTEM SALES. System sales revenues consist of license fees for the Company's products, implementation and enhancement fees, and revenues associated with reselling third-party software and hardware. System sales revenues were $4,765,000 and $6,377,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 25%. System sales revenues were $8,653,000 and $10,831,000 for six months ended March 31, 2000 and 1999, respectively, representing a decrease of 20%. The decrease in system sales revenue is due primarily to lower bookings in previous quarters.

    SERVICES AND OTHER. Services and other revenues are comprised of system support, consulting and training revenues. Services and other revenues were $1,355,000 and $1,408,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 4%. Services and other revenues were $2,637,000 and $2,335,000 for six months ended March 31, 2000 and 1999, respectively, representing an increase of 13%. The increase in services and other revenues was due primarily to an increase in support fees resulting from the Company's larger installed DIAMOND-Registered Trademark- 950C/S customer base partially offset by a decrease in consulting and training revenue.

    COST OF REVENUES. Cost of revenues was $2,928,000 and $2,469,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 19%. Cost of revenues was $5,670,000 and $4,672,000 for the six months ended March 31, 2000 and 1999, respectively, representing an increase of 21%. Cost of revenues increased from 32% of total revenues in the three months ended March 31, 1999 to 48% of total revenues in the three months ended
March 31, 2000 and from 35% of total revenues in the six months ended March 31, 1999 to 50% of total revenues in the six months ended March 31, 2000. Costs of revenues, as a percentage of total revenues, increased primarily due to increases in amortization expense, personnel costs and rent and a decrease in total revenues. No long-term trend should be implied from either of these period to period comparisons.

    OPERATING EXPENSES.

    GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,333,000 and $1,387,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 4%. General and administrative expenditures were $2,822,000 and $2,857,000 for the six months ended March 31, 2000 and 1999, respectively, representing a decrease of 1%. General and administrative expenditures as a percentage of total revenues for the three months ended March 31, 2000 and 1999 were 22% and 18%, respectively. General and administrative expenditures as a percentage of total revenues for the six months ended March 31, 2000 and 1999 were 25% and 22%, respectively. The increase in general and administrative expenditures during the period is primarily due to decrease in total revenues and an increase in personnel costs partially offset by a decrease in bad debts. General and administrative expenses include the salaries and benefits associated with general management, finance and administration and allocated facilities costs.

    SALES AND MARKETING. Sales and marketing expenditures were $897,000 and $1,345,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 33%. Sales and marketing expenditures were $1,758,000 and $2,538,000 for the six months ended March 31, 2000 and 1999, respectively, representing a decrease of 31%. Sales and marketing expenditures as a percentage of revenues for the three months ended March 31, 2000 and 1999 were 15% and 17%, respectively. Sales and marketing expenditures as a percentage of revenues for the six months ended March 31, 2000 and 1999 were 16% and 19%, respectively. The decreases in sales and marketing expenditures during the period were primarily due to a decrease in commissions, personnel and marketing activities.

    PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $1,336,000 and $2,442,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 45%. Product development expenditures, net of software capitalization, were $3,272,000 and $4,494,000 for the six months ended March 31, 2000 and 1999, respectively, representing a decrease of 27%. Product development expenditures as a percentage of revenues for the three months ended March 31, 2000 and 1999 was 22% and 31%, respectively. Product development expenditures as a percentage of revenues for the six months ended March 31, 2000 and 1999 was 29% and 34%, respectively. The decreases in product development expenditures during the period were primarily due to a decrease in personnel and an increase in capitalization. The Company believes that product development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

    The Company capitalized $756,000 and $186,000 of product development costs in the three months ended March 31, 2000 and 1999, respectively. The Company capitalized $1,117,000 and $870,000 of product development costs in the six months ended March 31, 2000 and 1999, respectively. Capitalized product development expenditures as a percentage of total product expenditures were 36% and 7% for the three months ended March 31, 2000 and 1999, respectively. Capitalized product development expenditures as a percentage of total product expenditures were 25% and 16% for the six months ended March 31, 2000 and 1999, respectively. The increase in product development costs capitalized, for the three and six months ended March 31, 2000, is due primarily to the stage of development of major releases. The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers.

    INTEREST INCOME AND EXPENSE. Interest income, net of interest expense, was $87,000 and $97,000 for the three months ended March 31, 2000 and 1999, respectively. Interest income, net of interest expense, was $168,000 and $209,000 for the six months ended March 31, 2000 and 1999, respectively. The decrease in interest income, net of expense, was primarily due to the amount of cash invested and interest paid on capital lease obligations. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $4,000 and $12,000 for the three months ended March 31, 2000 and 1999 respectively. The provision for income taxes was $18,000 and $13,000 for the six months ended March 31, 2000 and 1999 respectively. The increase in the provision for income taxes for the six month period ended March 31, 2000 was due to recording higher state taxes then in the prior comparable six month period.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by (used in) operating activities was $(605,000) and $2,460,000 during the six months ended March 31, 2000 and 1999, respectively. The increase in cash used by operating activities, as compared to the six months ended March 31, 2000, resulted primarily from an increased loss, an increase in accounts receivable and a decrease in accrued liabilities partially offset by a decrease in unbilled revenue.

    Net cash provided by (used in) investing activities was $276,000 and $(1,499,000) during the six months ended March 31, 2000 and 1999, respectively. The increase in cash provided by investing activities, as compared to the six months ended March 31, 1999, consisted primarily of sales of short-term marketable securities during the current period.

    Net cash provided by (used in) financing activities was $(109,000) and $87,000 during the six months ended March 31, 2000 and 1999, respectively. The increase in cash used by financing activities, as compared to the six months ended March 31, 1999, was primarily due to repayments of capital lease obligations.

    As of March 31, 2000 and 1999, the Company had cash and cash equivalents in the amounts of $3,738,000 and $10,488,000 respectively.

    The company believes that available funds and cash flows from operations and short-term marketable securities will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
  1995:

    Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities and Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors. Such risks and uncertainties include Healthcare and Government Regulation; risks related to acquisitions; variability of operating results due to the long sales cycle and implementation period of the Company's products; dependence of the Company's results of operations on certain large customers; the Company's dependence on a single product line; the dynamic nature of the market in which the Company's product line competes; development of new products and enhancements to the current product; the Company's ability to attract and retain qualified personnel and other risks described in the Company's other filings with the Securities and Exchange Commission.

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

Date: May 12, 2000

                                                       Health Systems Design Corporation

                                                       By:  /s/ ARTHUR M. SOUTHAM
                                                            -----------------------------------------
                                                            Arthur M. Southam
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:  /s/ CHRISTOPHER C. OHMAN
                                                            -----------------------------------------
                                                            Christopher C. Ohman
                                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                            FINANCIAL OFFICER

                       HEALTH SYSTEMS DESIGN CORPORATION
                               INDEX TO EXHIBITS

       EXHIBIT                                  DESCRIPTION
---------------------                           -----------
 11.1                   Computation of net loss per share
 27                     Financial Data Schedule