Form 10-Q
period 2000-06-30
HEALTH SYSTEMS DESIGN CORP
filed 2000-08-14
CIK 1005697

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ___________ TO __________

                          COMMISSION FILE NUMBER 0-27502

                                   -----------

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

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         The registrant had 6,756,729 shares of common stock outstanding as of July 31, 2000.

         Exhibit index is located on page 11


================================================================================

                              HEALTH SYSTEMS DESIGN CORPORATION

                                          INDEX

                                                                                                                           PAGE
                                                                                                                           ----
PART I. FINANCIAL INFORMATION

                  Item 1. Consolidated Financial Statements

                          Consolidated Balance Sheets - June 30, 2000 and September 30, 1999.............................    2

                          Consolidated Statements of Operations - Three and Nine months ended June 30, 2000 and 1999.....    3

                          Consolidated Statements of Cash Flows - Nine months ended June 30, 2000 and 1999...............    4

                          Notes to Consolidated Financial Statements.....................................................    5

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........    7


PART II. OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K...............................................................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        HEALTH SYSTEMS DESIGN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                            JUNE 30,     SEPTEMBER 30,
                                                                                             2000            1999
                                                                                         --------------  -------------
                                                                                           (UNAUDITED)
                                         ASSETS
 Current Assets:
   Cash and cash equivalents............................................................   $  2,116       $  4,176
   Short-term marketable securities.....................................................      2,271          5,029
   Accounts receivable, net of allowance for doubtful accounts of $425 at June 30,
      2000, and $325 at September 30, 1999, respectively................................      7,704          4,440
   Unbilled revenue.....................................................................        301          6,007
   Prepaid expenses.....................................................................        247            272
                                                                                           --------       --------
      Total current assets..............................................................     12,639         19,924
                                                                                           --------       --------
 Property and equipment:
   Computer equipment...................................................................      4,331          4,148
   Office furniture and other...........................................................      2,449          2,320
                                                                                           --------       --------
      Total property and equipment......................................................      6,780          6,468
      Less: accumulated depreciation....................................................    (4,506)        (3,561)
                                                                                           --------       --------
      Net property and equipment........................................................      2,274          2,907
                                                                                           --------       --------
 Deposits and other assets..............................................................        433            623
                                                                                           --------       --------
 Software development costs, net of accumulated amortization of  $2,703 at June 30, 2000
   and $1,245 at September 30, 1999, respectively.......................................      2,990          3,330
                                                                                           --------       --------
      Total assets......................................................................   $ 18,336       $ 26,784
                                                                                           ========       ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable.....................................................................   $    444       $    878
   Accrued liabilities..................................................................      2,302          3,481
   Current portion of capital lease obligations.........................................        315            294
   Unearned revenue.....................................................................      3,854          4,700
                                                                                           --------       --------
      Total current liabilities.........................................................      6,915          9,353
   Deferred rent........................................................................        133             21
   Capital lease obligations, net of current portion....................................         22            262
                                                                                           --------       --------
      Total liabilities.................................................................      7,070          9,636

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding......         --             --
   Common stock, $.001 par value, 20,000,000 shares authorized, 6,741,306 and
      6,730,858 shares issued and outstanding at June 30, 2000 and September 30, 1999,
      respectively......................................................................          7              7
   Additional paid-in capital...........................................................     24,163         24,122
   Treasury stock, 2,054 shares.........................................................       (29)           (29)
   Deferred compensation................................................................          0           (12)
   Retained deficit.....................................................................   (12,875)        (6,940)
                                                                                           --------       --------
   Total stockholders' equity...........................................................     11,266         17,148
                                                                                           --------       --------
      Total liabilities and stockholders' equity........................................   $ 18,336       $ 26,784
                                                                                           ========       ========

                        HEALTH SYSTEMS DESIGN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                          ----------------------   ---------------------
                                                              2000        1999        2000        1999
                                                           --------    --------    --------    --------
 Revenues:
   System sales.........................................   $  2,693    $  6,608    $ 11,346    $ 17,438
   Services and other...................................      1,258       1,220       3,895       3,556
                                                          ---------   ---------   ---------    --------
      Total revenues....................................      3,951       7,828      15,241      20,994
 Cost of revenues.......................................      2,917       2,965       8,509       7,637
                                                          ---------   ---------   ---------    --------

      Gross margin......................................      1,034       4,863       6,732      13,357
                                                          ---------   ---------   ---------    --------
 Operating expenses:
   General and administrative...........................      1,716       1,252       4,616       4,109
   Sales and marketing..................................        812       1,089       2,570       3,627
   Product development..................................      2,434       2,149       5,707       6,643
                                                          ---------   ---------   ---------    --------
      Total operating expenses..........................      4,962       4,490      12,893      14,379
                                                          ---------   ---------   ---------    --------
          Income (loss) from operations.................    (3,928)         373     (6,161)     (1,022)
 Interest, net..........................................         83          96         250         305
                                                          ---------   ---------   ---------    --------
      Income (loss) before provision for income taxes...    (3,845)         469     (5,911)       (717)
 Provision for income taxes.............................          7          22          24          35
                                                          ---------    --------   ---------    --------
 Net income (loss)......................................  $ (3,852)    $    447   $ (5,935)    $  (752)
                                                          =========    ========   =========    ========

 Net income (loss) per share:
   Basic................................................  $  (0.57)    $   0.07   $  (0.88)    $ (0.11)
                                                          =========    ========   =========    ========
   Diluted..............................................  $  (0.57)    $   0.07   $  (0.88)    $ (0.11)
                                                          =========    ========   =========    ========
 Weighted average common shares outstanding:
   Basic................................................      6,747       6,713       6,741       6,698
                                                          =========    ========   =========    ========
   Diluted..............................................      6,747       6,753       6,741       6,698
                                                          =========    ========   =========    ========

                        HEALTH SYSTEMS DESIGN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                          -------------------
                                                                                           2000         1999
                                                                                         ---------    --------
Cash flows from operating activities:
   Net loss...........................................................................   $ (5,935)   $  (752)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Allowance for doubtful accounts...............................................         100         25
        Depreciation and amortization.................................................       2,414      1,796
        Loss on sale of assets........................................................          --          8
        Deferred rent.................................................................         112         --
        Changes in current assets and liabilities:
           Accounts receivable........................................................     (3,364)         64
           Unbilled revenue...........................................................       5,706        177
           Prepaid expenses...........................................................          25       (39)
           Accounts payable...........................................................       (434)        158
           Accrued liabilities........................................................     (1,179)        180
           Unearned revenue...........................................................       (846)      1,462
                                                                                         ---------   --------

              Net cash provided by (used in) operating activities.....................     (3,401)      3,079
                                                                                         ---------   --------
Cash flows from investing activities:
   Purchases of property and equipment................................................       (312)    (1,322)
   Proceeds from sale of property and equipment.......................................          --         75
   Sales of short-term marketable securities, net.....................................       2,758         --
   Capitalization of software development costs.......................................     (1,118)    (1,509)
   Deposits and other assets..........................................................         190      (388)
                                                                                         ---------   --------
        Net cash provided by (used in) investing activities...........................       1,518    (3,144)
                                                                                         ---------   --------
Cash flows from financing activities:
   Repayments of capital lease obligations............................................       (218)         --
   Proceeds from issuance of common stock to employees................................          27         53
   Proceeds from exercise of common stock options.....................................          14         28
   Proceeds from exercise of common stock warrants....................................          --         25
                                                                                         ---------   --------
      Net cash provided by (used in) financing activities.............................       (177)        106
                                                                                         ---------   --------
      Net increase (decrease) in cash ................................................     (2,060)         41
Cash and cash equivalents at beginning of period......................................       4,176      9,441
                                                                                         ---------   --------
Cash and cash equivalents at end of period............................................   $   2,116   $  9,482
                                                                                         =========   ========

Supplemental disclosure of cash flow information:
   Interest paid......................................................................   $      33   $     --
   Taxes paid.........................................................................   $      20   $     25

                        HEALTH SYSTEMS DESIGN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on substantially the same basis as the annual audited financial statements. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's Form 10-K Annual Report.


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

         The Company generally recognizes DIAMOND-Registered Trademark-enhancement revenues on a percentage-of-completion basis based on the labor hours required to complete the applicable release project.

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

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         The Company accounts for capitalized software costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to direct costs over the estimated economic lives of the software products based on actual sales experience and product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years. The Company recorded amortization of $711,000 and $319,000 for the three months ended June 30, 2000 and 1999, respectively and $1,534,000 and $810,000 for the nine months ended June 30, 2000 and 1999, respectively.


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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the first quarter of 2000. The adoption did not have a significant effect on the Company's results of operations or financial position.

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

         The Company's revenues are derived from licensing DIAMOND-Registered Trademark- products, providing the associated implementation, product enhancements, post-contract support, consulting services and training services and reselling hardware and third party products. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes DIAMOND-Registered Trademark-950C/S license revenue on a percentage of completion basis based on the labor hours required to implement the system. The Company's ability to make individual system sales in a particular period will significantly impact its financial performance in future periods. As the Company has pursued larger system sales (DIAMOND-Registered Trademark- 950C/S), it has seen and expects to continue to see variability in the recognition of system sales revenue. If there are no uncertainties surrounding a contract, as described by generally accepted accounting principles, then the Company generally recognizes DIAMOND-Registered Trademark- 725 license revenue upon shipment of the software to end users. Implementation, post-contract support, consulting fees and training are billed either on an hourly or monthly basis and are recognized as services are rendered. Hardware and third party products are typically billed and recognized as revenues when delivered to the client. Significant portions of system revenues recognized in the nine months ended June 30, 2000 resulted from license sales executed in prior periods.


RESULTS OF OPERATIONS


         REVENUES. Total revenues were $3,951,000 and $7,828,000 for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 50%. total revenues were $15,241,000 and $20,994,000 for the nine months ended June 30, 2000 and 1999, respectively, representing a decrease of 27%. Two customers accounted for approximately 34% of total revenues for the three months and three customers accounted for approximately 47% of total revenues for the nine months ended June 30, 2000, respectively. Covation LLC represented 17% of total revenues for the nine month ended June 30, 2000, Blue Shield of California represented 18% and 15% and Kaiser Permanente represented 15% and 15% of total revenues for the three and nine months ended June 30, 2000, respectively. The decrease in total revenues is due to lower new system sales in the three and nine months ended June 30, 2000 compared to the same periods in the prior fiscal year. No other customers exceeded 10% of total revenues in the periods presented. In addition, at June 30, 2000, a total of 61% of Accounts Receivable and 46% of Unearned Revenue was related to Covation LLC, Blue Shield of California and Kaiser Permanente. In the nine months ended June 30, 2000, the company experienced a decrease in license and implementation bookings relative to the nine months ended June 30, 1999. The Company expects this slowdown in bookings to have a negative impact on revenues in the future. During the three and nine months ended June 30, 2000, the Company completed billing milestones under several contracts which resulted in a decrease of Unearned Revenue and an increase in Accounts Receivable.

         SYSTEM SALES. System sales revenues consist of license fees for the Company's products, implementation and enhancement fees, and revenues associated with reselling third-party software and hardware. System sales revenues were $2,693,000 and $6,608,000 for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 59%. System sales revenues were $11,346,000 and $17,438,000 for the nine months ended June 30, 2000 and 1999, respectively, representing a decrease of 35%. The decrease in system sales revenue is due primarily to lower bookings in prior quarters.

         SERVICES AND OTHER. Services and other revenues are comprised of system support, consulting and training revenues. Services and other revenues were $1,258,000 and $1,220,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 3%. Services and other revenues were $3,895,000 and $3,556,000 for the nine months ended June 30, 2000 and 1999, respectively, representing an increase of 10%. The increase in services and other revenues was due primarily to an increase in support fees resulting from the Company's larger installed DIAMOND-Registered Trademark- 950C/S customer base partially offset by a decrease in consulting and training revenue.

         COST OF REVENUES. Cost of revenues was $2,917,000 and $2,965,000 for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 2%. Cost of revenues was $8,509,000 and $7,637,000 for the nine months ended June 30, 2000 and 1999, respectively, representing an increase of 11%. Cost of revenues increased from 38% of total revenues in the three months ended June 30, 1999 to 74% of total revenues in the three months ended June 30, 2000 and from 36% of total revenues in the nine months ended June 30, 1999 to 56% of total revenues in the nine months ended June 30, 2000. Costs of revenues, as a percentage of total revenues, increased primarily due to the decrease in total revenues and increases in amortization expense and rent. No long-term trend should be implied from either of these periods to period comparisons.

         OPERATING EXPENSES.

         GENERAL AND ADMINISTRATIVE. General and administrative expenditures were $1,716,000 and $1,252,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 37%. General and administrative expenditures were $4,616,000 and $4,109,000 for the nine months ended June 30, 2000 and 1999, respectively, representing an increase of 12%. General and administrative expenditures as a percentage of total revenues for the three and nine months ended June 30, 2000 were 43% and 30%, respectively, compared to 14% and 20% for the three and nine months ended June 30, 1999, respectively. The increase in general and administrative expenditures during the period is primarily due to increase in personnel costs and other administrative costs. General and administrative expenses include the salaries and benefits, contractor and other expenses associated with general management, finance and administrations.

         SALES AND MARKETING. Sales and marketing expenditures were $812,000 and $1,089,000 for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 25%. Sales and marketing expenditures were $2,570,000 and $3,627,000 for the nine months ended June 30, 2000 and 1999, respectively, representing a decrease of 29%. Sales and marketing expenditures as a percentage of revenues for the three and nine months ended June 30, 2000 were 21% and 17%, respectively, compared to 14% and 17% respectively for the three and nine months ended June 30, 1999. The decrease in sales and marketing expenditures during the period were primarily due to a decrease in commissions, personnel and travel related expenditures.

         PRODUCT DEVELOPMENT. Product development expenditures, net of software capitalization, were $2,434,000 and $2,149,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 13%. Product development expenditures, net of software capitalization, were $5,707,000 and $6,643,000 for the nine months ended June 30, 2000 and 1999, respectively, representing a decrease of 14%. Product development expenditures as a percentage of revenues for the three and nine months ended June 30, 2000 were 62% and 37%, respectively, compared to 27% and 32%, respectively for the three and nine months ended June 30, 1999. The decrease in product development expenditures during the nine month period ending June 30, 2000 was primarily due to decrease in personnel partially offset by a decrease in capitalization. The increase in product development expenditures during the three month period ended June 30, 2000 was primarily due to a decrease in personnel offset by a decrease in capitalization. The Company believes that product development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of total revenues in the near future.

                The Company capitalized $78,000 and $869,000 of product development costs in the three months ended June 30, 2000 and 1999, respectively. The Company capitalized $1,195,000 and $1,739,000 of product development costs in the nine months ended June 30, 2000 and 1999, respectively. Capitalized product development expenditures as a percentage of total product expenditures were 3% and 29% for the three months ended June 30, 2000 and 1999, respectively. Capitalized product development expenditures as a percentage of total product expenditures were 17% and 21% for the nine months ended June 30, 2000 and 1999, respectively. The increase in product development costs capitalized, for the three and nine months ended June 30, 2000, was due primarily to the stage of development of major releases. The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or, in the case of major releases, detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers.

         INTEREST INCOME AND EXPENSE. Interest income, net of interest expense, was $83,000 and $96,000 for the three months ended June 30, 2000 and 1999, respectively. Interest income, net of interest expense, was $250,000 and $305,000 for the nine months ended June 30, 2000 and 1999, respectively. The decrease in interest income, net of expense, was primarily due to the amount of cash invested and interest paid on capital lease obligations. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds, and government securities.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $7,000 and $22,000 for the three months ended June 30, 2000 and 1999 respectively. The provision for income taxes was $24,000 and $35,000 for the nine months ended June 30, 2000 and 1999 respectively. The decrease in the provision for income taxes for the nine month period ended June 30, 2000 was due to recording higher state taxes than in the prior comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities was ($3,401,000) and $3,079,000 during the nine months ended June 30, 2000 and 1999, respectively. The increase in cash used by operating activities, as compared to the nine month ended June 30, 1999, resulted primarily from an increased loss, an increase in accounts receivable and a decrease in accrued liabilities partially offset by a decrease in unbilled revenue.

         Net cash provided by (used in) investing activities was $1,518,000 and ($3,144,000) during the nine months ended June 30, 2000 and 1999, respectively. The increase in cash provided by investing activities, as compared to the nine month ended June 30, 1999, consisted primarily of sales of short-term marketable securities during the current period.

         Net cash provided by (used in) financing activities was ($177,000) and $106,000 during the nine months ended June 30, 2000 and 1999, respectively. The increase in cash used by financing activities, as compared to the nine month ended June 30, 1999, was primarily due to repayments of capital lease obligations.

         As of June 30, 2000 and 1999, the Company had cash and cash equivalents in the amounts of $2,116,000 and $9,482,000 respectively.

         Based upon expense reductions incurred since June 30, 2000, anticipated receivable collections, and various strategic alternatives, the Company believes that available funds and cash flows from operations and short-term marketable securities will be adequate to fund its presently anticipated working capital requirements for at least the next 12 months.


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

                             Health Systems Design Corporation
Date: August 14, 2000        By:    /s/ Arthur M. Southam
                                 ---------------------------
                                    Arthur M. Southam,
                                    President and Chief Executive Officer
                             By:    /s/ Christopher C. Ohman
                                 ----------------------------
                                    Christopher C. Ohman,
                                    Executive Vice President and Chief Financial
                                    Officer

                        HEALTH SYSTEMS DESIGN CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT                            DESCRIPTION
-------                            -----------
   11.1   Computation of net loss per share
   27     Financial Data Schedule

-------------------------------------------------------------------------------